Form 10QSB
period 2006-09-30
PLASTINUM CORP
filed 2006-11-20
CIK 1368044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES
EXCHANGE ACT OF 1934

Commission File number 000-24623

PLASTINUM CORP.

(Exact name of small business issuer as specified in charter)

Delaware	20-4255141
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

c/o 245 Park Avenue, 39th floor
New York, New York 10167

Address of principal executive offices) (Zip Code)

(212) 792-4030
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of November 9, 2006, the issuer had 52,698,997 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheet of Plastinum Corp. at September 30, 2006 and the condensed statements of losses and condensed statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

PLASTINUM CORP.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheet at September 30, 2006	F-3
Condensed Statements of Losses for the nine months
ended September 30, 2006 and 2005	F-4
Condensed Statement of Deficiency in Stockholder's
Equity at September 30, 2006	F-5
Condensed Statements of Cash Flows for the nine months
ended September 30, 2006 and 2005	F-6
Notes to Condensed Financial Statements	F-7- F-14

PLASTINUM CORP.
(A Development Stage Company)

CONDENSED BALANCE SHEEET
SEPTEMBER 30, 2006
(Unaudited)

Assets
Current assets:
Cash	$47,075
Total assets	$47,075
Liabilities and deficiency in stockholders' equity
Current liabilities:
Accounts payable and accrued expenses:	$43,531
Due to stockholder	149,693
Total current liabilities	193,224
Convertible notes payable, net of discount of $119,300	380,700
Total liabilities	573,924
Deficiency in stockholders' equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized,
none issued and outstanding	-
Common stock, par value $.01 per share; 150,000,000 shares authorized,
52,698,997 shares issued and outstanding	526,990
Additional paid-in capital	7,617,552
Accumulated deficit prior to development stage	(4,221,982)
Deficit accumulated during the development stage	(4,449,409)
Total deficiency in stockholders' equity	(526,849)
Total liabilities and deficiency in stockholders' equity	$47,075

See accompanying notes to the unaudited condensed financial statements.

PLASTINUM CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF LOSSES
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,		Cumulative Period from April 8, 2003 (date of inception as a development stage enterprise) to September 30,
	2006	2005	2006	2005	2006
Operating expenses:
General and administrative expenses	$517,867	$239,102	$997,378	$728,301	$3,141,397
Depreciation and amortization	-	-	-	-	107,790
Research and development	40,095	392,582	292,684	631,410	1,183,726
Loss from operations	(557,962)	(631,684)	(1,290,062)	(1,359,711)	(4,432,913)
Interest expense	(16,496)		(16,496)		(16,496)
Loss befor provision for income taxes	(574,458)	(631,684)	(1,306,558)	(1,359,711)	(4,449,409)
Provision for income taxes	-	-	-	-	-
Net loss	$(574,458)	$(631,684)	$(1,306,558)	$(1,359,711)	$(4,449,409)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average shares outstanding	52,698,997	49,998,260	51,158,648	49,998,260

See accompanying notes to the unaudited condensed financial statements.

PLASTINUM CORP.
(A Development Stage Company)

CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)
				Accumulated Deficit
	Common Stock		Additional Paid-in	Prior to Development	During Development	Stockholders'
			Capital	Stage	Stage	Deficiency
Balance, December 31, 2002	49,998,260	$499,983	$3,829,789	$(4,196,122)	$-	$133,650

Net loss from January 1, 2003 to
April 7, 2003	-	-	-	(25,860)	-	(25,860)

Balance, April 7, 2003	49,998,260	499,983	3,829,789	(4,221,982)	-	107,790

Contribution of capital by parent	-	-	24,300	-	-	24,300

Net loss	-	-	-	-	(101,880)	(101,880)

Balance, December 31, 2003	49,998,260	499,983	3,854,089	(4,221,982)	(101,880)	30,210

Contribution of capital by parent	-	-	488,427	-	-	488,427

Net loss	-	-	-	-	(518,637)	(518,637)

Balance, December 31, 2004	49,998,260	499,983	4,342,516	(4,221,982)	(620,517)	-

Contribution of capital by parent	-	-	2,522,334	-	-	2,522,334

Net loss	-	-	-	-	(2,522,334)	(2,522,334)

Balance, December 31, 2005	49,998,260	499,983	6,864,850	(4,221,982)	(3,142,851)	-

Contribution of capital by parent (Unaudited)	-	-	32,375	-	-	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	486,200	-	-	500,500

Issuance of stock for parent liabilities
liabilities, June 20, 2006	1,270,737	12,707	(12,707)	-	-	-

Stock based compensation	-	-	120,134			120,134

Warrants issued with convertible notes	-	-	126,700			126,700

Net loss (Unaudited)	-	-	-	-	(1,306,558)	(1,306,558)

Balance, September 30, 2006 (Unaudited)	52,698,997	$526,990	$7,617,552	$(4,221,982)	$(4,449,409)	$(526,849)

See accompanying notes to the unaudited condensed financial statements.

PLASTINUM CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,		Cumulative Period from April 8, 2003 (date of inception as a development stage enterprise) to September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(1,306,558)	$(1,359,711)	$(4,449,409)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	120,134	-	120,134
Amortization of debt discount	7,400	-	7,400
Net expenses paid by parent	32,375	1,359,711	3,067,436
Amortization	-	-	107,790
Increase in accounts payable and accrued expenses	43,531	-	43,531

Cash used in operating activities	(1,103,118)	-	(1,103,118)

Cash flows from financing activities
Proceeds from exercise of warrants	500,500	-	500,500
Proceeds from sale of convertible notes	500,000	-	500,000
Advances from stockholder	149,693	-	149,693

Cash provided by financing activities	1,150,193	-	1,150,193

Net increase in cash	47,075	-	47,075
Cash, beginning of period	-	-	-
Cash, end of period	$47,075	$-	$47,075

See accompanying notes to unaudited condensed financial statements.

PLASTINUM CORP.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2006 AND 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Plastinum Corp. ( we” , “us”,“ our company” “our” or “Plastinum” ), (formerly New Generation Plastics, Inc.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"), and we are currently developing a proprietary technology designed to process two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through September 30, 2006, the Company has accumulated losses of $4,449,409.

We were a wholly owned subsidiary of New Generation Holdings, Inc. (NGH) through May 24, 2006, and NGH owns approximately 94% of our common stock as of September 30, 2006. Through June 30, 2006, all of our research and development costs and overhead expenses have been paid or incurred by NGH. Certain overhead and general and administrative expenses have been allocated to us, with the offsetting credit to additional paid-in capital. As our parent, NGH has paid all of our expenses, and does not expect repayment of those expenditures. There has been no cap limiting the amount of capital contributions to be provided by NGH.

The accompanying unaudited financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 and from reestablishment of development stage (April 7, 2003) to September 30, 2006 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. We believe that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in our Form 10SB filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2006.

Spin-Off Transaction

NGH has presented a proposal to its shareholders to approve a pro-rata distribution of our common stock, commonly referred to as a "spinoff", pursuant to which each shareholder of NGH will receive one share of Plastinum common stock for each share of NGH owned.

 Certain information in our financial statements relating to the results of operations and financial condition was derived from the historical financial statements of NGH, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Various allocation methodologies were employed to allocate the expenses incurred by NGH on the Company’s behalf. Allocation is done on either a specific identification basis or a proportional cost allocation basis. Allocations of these expenses include officer salaries, accounting and legal fees, rent, and other general office expenses. Management believes that these allocation methodologies are reasonable and, based on the allocation methods, believes that all costs of doing business have been reflected in the historical financial statements of Plastinum. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent public entity and had managed these functions. The Company may incur additional general administrative expenses, and other costs as a result of operating independently of NGH.

The accompanying financial statements include the following expenses incurred by NGH on behalf of the Company. Summarized results of the allocated expenses for the nine month periods ending September 30 are as follows:

	2006	2005	For the Period April 7, 2003 (Date of Inception of Development Stage ) through September 30, 2006
Net transfer from NGH - beginning of the period	$3,035,061	$512,727	$-
Net transactions with NGH:
Reimbursements	(199,225)	-	(199,225)
Proceeds from exercise of warrants	(500,500)	-	(500,500)
Product development	252,589	623,330	1,147,194
Officer and other compensation	213,274	308,340	891,174
Rent	6,489	9,986	29,159
Audit and legal services	123,835	131,960	313,495
Other general and administrative	135,913	286,095	1,386,139
Loss for period, funded by NGH	732,100	1,359,711	3,767,161

Net transfer from NGH - end of the period	$3,067,436	$1,872,438	$3,067,436

The nature and amounts of expenses stranded on NGH’s stand alone financial statements for the nine month periods ended September 30 are as follows:

	2006	2005	For the Period April 7, 2003 (Date of Inception of Development Stage ) through September 30, 2006

Officer and other compensation	40,500	61,500	423,200
Rent	5,243	5,097	13,321
Audit and legal services	41,278	43,987	98,495
Consulting	-	12,104	349,031
Other general and administrative	43,668	73,286	117,461
Interest and finance costs	4,540,309	857,415	6,221,290

NGH stand alone expense	$4,670,998	$1,053,389	$7,222,798

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $1,306,558 and $1,359,711 for the nine months ended September 30, 2006 and 2005, respectively and, until recently, have had no sources of financing except for that provided by our parent. These factors raise substantial doubt about our ability to continue as a going concern.

The continuation of the company as a going concern is dependent on our ability to develop revenues and to obtain financing from outside sources and continued financing from NGH. Management is also attempting to secure ongoing revenue relationships for our products. We are currently developing a proprietary technology designed to process two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States. Should we be unable to obtain such financing, we may have to curtail our operations, which may have a material adverse effect on our financial position and results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Product Development Costs

Product development costs include expenses incurred by the company for research, design and development of the Company's proprietary technology and are charged to operations as incurred.

Plastinum incurred research and development expenses of $40,095 and $392,582 for the three months ended September 30, 2006 and 2005, respectively, and $292,684 and $631,410 for the nine months ended September 30, 2006 and 2005, respectively. We have incurred research and development expenses of $1,183,726 from April 7, 2003 (date of inception of development stage) through September 30, 2006.

Liquidity

As shown in the accompanying financial statements, we incurred a net loss of $1,306,558 and $1,359,711 for the nine month periods ended September 30, 2006 and 2005, respectively. For the period from inception of development stage through September 30, 2006, the Company has accumulated losses of $4,449,409. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 7,000,000 common share equivalents at September 30, 2006 and none at September 30, 2005.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.  We did not have any amounts of stock based compensations issued and outstanding at the date implemented.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.153, “ Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  We have evaluated the impact of the adoption of SFAS 153, and do not believe the impact will be significant to the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for Plastinum effective the first interim period that starts after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and believe that the impact may be significant to the company’s future overall results of operations and financial position.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“ SAB 107”). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of 2006.  We have evaluated the effect that the adoption of SFAS 154 will have on our results of operations and financial condition and do not expect it to have a material impact.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) , which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

NOTE B -CAPITAL STOCK AND STOCKHOLDER’S EQUITY

As of December 31, 2005 we were authorized to issue 1,000 shares of common stock with a par value of $.01 per share. On May 19, 2006 we effected a stock split of 49,998.26 to 1. After the split, there were 49,998,260 common shares outstanding, all held by our parent, NGH. After the stock split, we issued an aggregate of 2,701,097 shares for common stock to consultants and pursuant to warrant exercise. On July 5, 2006, we amended our certificate of incorporation to increase our authorized shares to 260,000,000, 250,000,000 common and 10,000,000 preferred.

All references to share and per share amounts in these financial statements have been retroactively adjusted to reflect the stock split.

Since the reestablishment of development stage operations, our operations have been funded by our parent, NGH. NGH has retained the proceeds received from the exercise of warrants into our common stock on May 24, 2006. These proceeds aggregated $500,500. We have allocated certain overhead expenses paid by NGH to our operations. All funds expended by NGH on our behalf have been recorded as additional paid-in capital.

NGH has presented a proposal to its shareholders to approve a pro-rata distribution of our common stock, commonly referred to as a "spinoff", pursuant to which each shareholder of NGH will receive one share of Plastinum common stock for each share of NGH owned.

In anticipation of the spinoff transaction NGH will permit holders of its existing common stock purchase warrants, at the holder's election, to exercise the warrants to purchase shares of our common stock. The Plastinum shares issuable upon exercise of warrants will be issued in the same amounts and for the same exercise price as the warrants for shares of NGH.

We entered into a debt exchange agreement with our president and chief executive officer, Jacques Mot and NGH dated as of December 7, 2005. Pursuant to the debt exchange agreement, Mr. Mot received a convertible promissory note in the original principal amount of $753,304 representing outstanding amounts owed to him under his consulting agreement with NGH. The convertible promissory note bore interest at a rate of 10% per annum. The Convertible Promissory Note was convertible into shares of our Preferred Stock or the Preferred Stock of NGH. On July 10, 2006, Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note into 528,630 shares of NGH Preferred Stock pursuant to an Election to Convert and Amendment to Debt Exchange Agreement among NGH, Plastinum and Mr. Mot. Upon the closing of the “spin-off” of Plastinum, the shares of Preferred Stock will automatically convert into 38,672,076.61 shares of NGH Common Stock and Mr. Mot will also receive 38,672,076.61 shares of our Common Stock

On May 24, 2006, we issued 1,430,000 shares of our common stock to Lombard Odier Deutsch of CIE, for an aggregate purchase price of $500,500 (or $0.35 per share), The issuance reflected partial exercise of a warrant issued by NGH.

On June 20, 2006, we issued an aggregate of 1,271,097 shares of common stock in consideration for services provided pursuant to consulting agreements with NGH.

On July 10, 2006, we issued options to purchase 3,000,000 shares of common stock to each of two employees. The options vest over a three year period with 1,000,000 options vesting on each of the first second and third anniversaries of the grant date. The options have an exercise price of $0.10 per share. The options have been valued at $1,441,609 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The compensation expense is being recorded over the vesting period. During the quarter ended September 30, 2006, we have recorded $120,134 of compensation expense related to these options.

NOTE C -RELATED PARTY TRANSACTIONS

As of September 30, 2006, we have received advances from our president in the amount of $149,693, for working capital purposes. The advances are non interest bearing.

Our president has also purchased $200,000 of the convertible notes described in Note D.

NOTE D -CONVERTIBLE NOTES PAYABLE

On July 10, 2006, we entered into a Convertible Loan Agreement with Mr. Mot and a third party pursuant to which we borrowed an aggregate of $500,000. The loans are convertible in an aggregate of 1,000,000 shares of our common stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.50 per share. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $126,700 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The debt discount is being amortized over the term of the notes. During the quarter ended September 30, 2006, amortization as interest expense amounted to $7,400. We have determined that there is no beneficial conversion feature attributable to the convertible notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this Form 10QSB.

Overview

We are pursuing a new business plan related to the Plastinum Process described below. Accordingly, effective April 7, 2003, we are considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “ Accounting and Reporting by Development Stage Enterprises.”

Plastinum and the Plastinum Process

Plastinum owns and develops a patented and proprietary plastic blending technology, whereby various kinds of plastic can be mixed without the use of expensive chemical additives. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of plastic electronic scrap to the creation of new thermo plastic compounds.

The core of the Plastinum technology consists of an ultra high speed shearing chamber that creates in situ compatibilization of otherwise non-compatible polymers, resulting in a continuous mix that offers similar properties as virgin polymers.

The process has the ability to mix multiple non-compatible polymers and create new, blended compounds that can be used as ingredients in conventional plastic manufacturing processes.

Focusing on the current WEEE (Waste Electrical and Electronic Equipment) EU legislation, the company has specifically targeted the mixed plastic computer scrap sector for the launch of its first commercial-size plant. Currently, in this sector, plastic recycling technologies rely on sorting and separating the different plastics by type of polymer prior to recycling. This whole process is inefficient and expensive; hence most plastic is dumped in landfills or incinerated with troublesome ecological implications.

The company believes that its blending technology is unique and can add value particularly in this sector, since it can treat various types of plastic scrap, and it does not require separation or chemical additives. More importantly, we believe that the process is environmentally friendly and can be undertaken on economically viable terms.

We believe that the cost to manufacturers or other users of Plastinum’s recycled plastic compound will be lower than virgin ABS cost.

Currently Plastinum is in the process of implementing our business plan and we expect to open our first pilot plant in The Netherlands; this plant will be our showcase for the recycling of plastic waste coming from the WEEE sector. At this time, we are in the process of renting a building, to be effective October 1, 2006, our equipment has been moved to this location during the end of September, labor is being recruited and the plastic waste supply is being secured. The anticipated cost is $150,000, constituting labor, rent and operating expenses. This amount will be funded with the proceeds of the $500,000 Convertible Promissory Notes issued in July, 2006.

Source material will be purchased from specific sources in the EU; we are being assisted by two separate waste consulting and trading companies, both located in The Netherlands. Both companies have preliminary indicated that they will assist in the organization of the supply of plastic eWaste and/or sale of the finished products. Terms are being negotiated but these companies understand that if we reach agreement with them, we intend to pay them based on sales of the Plastinum products.

In the US, a source has been found to secure supply for a total of 7,500 tons of plastic eWaste annually. We have made a proposal for exclusive delivery of the source material needed. Plastinum is awaiting a response, which is expected before the end of the 2006 calendar year.

 Furthermore Plastinum is expanding its research agreement with Polymer Service Center B.V. Groningen (“Polymer”), in The Netherlands; Polymer is commissioned to accelerate the development and commercialization of our technology.

The expanded research objectives are to:

•	show the improved technology performance relative to conventional blending equipment;

•	show the commercial potential by processing several readily available mixed plastic waste streams and innovative blends from virgin materials;

•	gain process understanding to predict material properties and develop quality control software in commercial machines.

The initial agreement with Polymer involved the fine tuning of the Plastinum process. The initial estimate of the cost for this work was approximately $28,000 and a total of approximately $34,000 has been paid. No further payments are anticipated under the initial contract.

Plastinum is currently discussing various possibilities for the acquisition of source materials with interested parties, in Europe as well as in the US and Asia. The potential acquisition strategies would involve either a profit sharing collaboration or the straight purchase of source materials. We have not yet reached agreement with any such parties.

The strategies for commercial implementation range from stand-alone plants, as stated above, to units integrated within an existing plastic processing facility to licensing arrangements with potential joint-venture partners.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for Plastinum effective the first interim period that starts after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and believe that the impact may be significant to the company’s future overall results of operations and financial position.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“ SAB 107”). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of 2006.  We have evaluated the effect that the adoption of SFAS 154 will have on our results of operations and financial condition and do not expect it to have a material impact.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) , which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Operating losses decreased from $631,684 for the three months ended September 30, 2005 to $557,962 for the three months ended September 30, 2006. The decrease of $73,722 was the result of an increase of $278,765 in general and administrative expenses, from $239,102 in 2005 to $517,867 in 2006, offset by a decrease in research and development expenses of $352,487, from $392,582 in 2005 to $40,095 in 2006. The increase in general and administrative expense results primarily from increased professional fees and travel expenses, along with stock based compensation expense of $120,134 in 2006, with no comparable expense in 2005. Decreased research and development expenses are a direct result of decreased spending in the current period as compared to 2005. We anticipate additional expenditures of approximately $50,000 for research and development for the remainder of 2006.

We were a wholly owned subsidiary of NGH, as of the year ended December 31, 2005 and through May 24, 2006, and NGH owns approximately 94% of our common stock as of September 30, 2006. Through June 30, 2006, all of our research and development costs and overhead expenses have been paid or incurred by NGH. Certain overhead and general and administrative expenses have been allocated to us, with the offsetting credit to additional paid-in capital. Allocations of these expenses include officer salaries, accounting and legal fees, rent, and other general office expenses. Management believes that these allocation methodologies are reasonable. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent public entity and had managed these functions. The Company may incur additional general administrative expenses, and other costs as a result of operating independently of NHG.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Operating losses decreased from $1,359,711 for the nine months ended September 30, 2005 to $1,290,062 for the nine months ended September 30, 2006. The decrease of $69,649 was the result of an increase of $269,077 in general and administrative expenses, from $728,301 in 2005 to $997,378 in 2006, offset by a decrease in research and development expenses of $338,726, from $631,410 in 2005 to $292,684 in 2006. The increase in general and administrative expense results primarily from increased professional fees and travel expenses, along with stock based compensation expense of $120,134 in 2006, with no comparable expense in 2005. Decreased research and development expenses are a direct result of decreased spending in the current period as compared to 2005. We anticipate additional expenditures of approximately $50,000 for research and development for the remainder of 2006.

We were a wholly owned subsidiary of NGH, as of the year ended December 31, 2005 and through May 24, 2006, and NGH owns approximately 94% of our common stock as of September 30, 2006. Through June 30, 2006 all of our research and development costs and overhead expenses have been paid or incurred by NGH. Certain overhead and general and administrative expenses have been allocated to us, with the offsetting credit to additional paid-in capital. Allocations of these expenses include officer salaries, accounting and legal fees, rent, and other general office expenses. Management believes that these allocation methodologies are reasonable. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent public entity and had managed these functions. The Company may incur additional general administrative expenses, and other costs as a result of operating independently of NHG.

Plan of Operation

Our plan of operation for the twelve month period following the date of this report is to:

•	Open the showcase facility in The Netherlands planned for October 1, 2006.

•	Proceed with research and development with Polymer for virgin market applications and the development of new virgin compounds.

•	Open a plant in the United States for the recycling of eWaste, planned for the beginning of the third quarter of 2007.

•	Open a plant in the EU for the recycling of eWaste, planned for the beginning of the third quarter of 2007.

We currently have budgeted $10,950,000 in cash expenditures for the twelve month period following the date of this report, including (1) $300,000 to cover our projected general and administrative expense during this period; (2) $500,000 for research and development activities; (3) $150,000 to cover our projected Netherlands showcase facility; $5,000,000 for our United States plant; and $5,000,000 for our EU plant.

We will need to raise additional funds if we want to execute our entire business plan, i.e. expansion through set up of 2 major E-waste Recycling planst, of which one in the Netherlands and one in the USA. We anticipate financing our business plan through a $10,000,000 private placement organized by a U.S. investment back, expected to be fully subscribed by the end of the first quarter of 2007.Should we not be able to raise the necessary funding, we may have to substantially curtail our proposed expansion.

Our anticipated costs and projected completion dates described above are estimates based upon our current business plan, known resources and market dynamics. Our actual costs or actual project completion dates could vary materially from those projected.  Our management team is continually re-evaluating our core business plan as it relates to our monitoring products and identifying new applications and markets for our technology.  We may at any time decide to terminate our ongoing development plans with respect to products and services if they are deemed to be impracticable or not to be commercially viable.  Further changes to our current business plan could also result, such as the acquisition of new products or services or the decision to manufacture our own products, resulting in a change in our anticipated strategic direction, investments, and expenditures.

LIQUIDITY AND CAPITAL RESOURCES

We recently received convertible loans of an aggregate of $500,000. The loans bear interest at a rate of 8% per annum and are initially convertible into an aggregate of 1,000,000 shares of our common stock. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.50 per share.

The use of proceeds of these loans will be:  1. to fund general operations, 2. the opening of the pilot plant in the European Unions, 3. to finance the expansion of the research agreement with Polymer Service Center in The Netherlands, 4. to hire further expertise in the commercialization of the Plastinum end product, the Plastinum Compounds.

NGH also recently signed an investment advisory agreement with Valley Road Capital which has been assigned to and assumed by Plastinum. The purpose is to arrange a private placement commencing in the fourth quarter of 2006. The use of proceeds of this private placement will be to open our first commercial facility in the U.S.

We project that current funding will enable us to open the pilot plant. We anticipate financing our full business plan through a $10,000,000 private placement organized by a U.S. investment back, expected to be fully subscribed by the end of the first quarter of 2007. The proceeds of the private placement will be used as follows: $5,000,000 for the opening of the United States plant; and $5,000,000 for the opening of the EU plant;

Until now we have relied on NGH to fund our operations. We do not have sufficient capital resources to meet projected cash flow deficits and will rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

We have relied on advances from our parent and there is no assurance that our parent will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and our ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our plastic services and products. There can be no assurance that additional private or public financings including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to foreign currency risk due to the Company's revenue transactions being conducted in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2006 to ensure timely reporting with the Securities and Exchange Commission. We have engaged Robert Scherne in an effort to, among other things, identify deficiencies with respect to our disclosure controls and procedures and implement corrective measures, including the establishment of new internal policies related to financial reporting.

Changes in Internal Controls

There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on our financial position, results of operations or liquidity. We will seek to minimize disputes but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

(b) None

(c)  ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
04/01/06-04/31/06	0	$0	0	0
05/01/06-05/28/06	0	$0	0	0
06/01/06-06/31/06	0	$0	0	0

ITEM 3. DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

Exhibit 31.1 Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLASTINUM CORP.

/s/ Jacques Mot
Jacques Mot President and Chief Executive Officer

November 20, 2006