Form 10QSB/A
period 2006-09-30
PLASTINUM CORP
filed 2007-01-19
CIK 1368044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 1

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

PLASTINUM CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF LOSSES
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,		Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to September 30,
	2006	2005	2006	2005	2006
Operating expenses:
General and administrative expenses	$517,867	$239,102	$997,378	$728,301	$3,141,397
Depreciation and amortization	-	-	-	-	107,790
Research and development	40,095	392,582	292,684	631,410	1,183,726
Loss from operations	(557,962)	(631,684)	(1,290,062)	(1,359,711)	(4,432,913)
Interest expense	(16,496)		(16,496)		(16,496)
Loss befor provision for income taxes	(574,458)	(631,684)	(1,306,558)	(1,359,711)	(4,449,409)
Provision for income taxes	-	-	-	-	-
Net loss	$(574,458)	$(631,684)	$(1,306,558)	$(1,359,711)	$(4,449,409)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average shares outstanding	52,698,997	49,998,260	51,158,648	49,998,260

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

PLASTINUM CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,		Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(1,306,558)	$(1,359,711)	$(4,449,409)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	120,134	-	120,134
Amortization of debt discount	7,400	-	7,400
Net expenses paid by parent	32,375	1,359,711	3,067,436
Amortization	-	-	107,790
Increase in accounts payable and accrued expenses	43,531	-	43,531

Cash used in operating activities	(1,103,118)	-	(1,103,118)

Cash flows from financing activities
Proceeds from exercise of warrants	500,500	-	500,500
Proceeds from sale of convertible notes	500,000	-	500,000
Advances from stockholder	149,693	-	149,693

Cash provided by financing activities	1,150,193	-	1,150,193

Net increase in cash	47,075	-	47,075
Cash, beginning of period	-	-	-
Cash, end of period	$47,075	$-	$47,075

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As of September 30, 2006, our management carried out an evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities Exchange Act.

As previously disclosed in a Current Report on Form 8-K , which we filed on November 15, 2006, as a result of comments raised by the Division of Corporate Finance of the Securities & Exchange Commission (the “Commission”), we determined that accounting errors were made in connection with the allocation of expenses associated with officer’s compensation and certain consulting arrangements that were previously allocated between the Registrant's parent, New Generation Holdings, Inc., and the Registrant. As a result, we have determined that, as of September 30, 2006, our disclosure controls were not effective.

Based on the impact of the aforementioned accounting error, we determined to restate our audited financial statements for the years ended December 31, 2005 and 2004 and the three and six month periods ended March 31, 2006 and June 30, 2006 disclosing the reallocation of expenses in an amendment to the Registrant's Form 10-SB.

Subsequent of the date of the financial statements , we implemented the following remedial measures to address the identified material weaknesses.

•
We improved procedures related to the recording and reporting of our allocation of general and administrative expenses among subsidiaries , including dedicating additional resources to our allocation processes and the procedures and controls surrounding the allocation process, and increased review and approval controls by senior financial personnel over the personnel that perform the allocations.

Changes in Disclosure Controls and Procedures

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

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

January 5, 2007