Form 10KSB
period 2006-12-31
PLASTINUM CORP
filed 2007-03-06
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 0-52128

PLASTINUM CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-4255141
(State or other jurisdiction of incorporation)	(IRS employer identification no.)
c/o 245 Park Avenue New York, New York 10167
Address of principal executive offices) (Zip Code)

Issuer's telephone number: (212) 792-4030

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

The issuer's revenues from continuing operations for the year ended December 31, 2006 were $0.

As of February 21, 2007, the issuer had 92,085,920 shares of Common Stock, par value $0.01 per share, outstanding. There is currently no public trading market for the Company’s common stock and consequently the aggregate market value of the common stock of the Company held by non-affiliates can not be determined.

Transitional Small Business Disclosure Format YES   ☐  NO   ☒

PART I

FORWARD-LOOKING STATEMENTS

When used in this Form 10-KSB, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 1. DESCRIPTION OF BUSINESS.

CURRENT BUSINESS

Plastinum Corp. ("we," "us,", “our”, "Plastinum" or “the Company") is a Delaware corporation originally formed under the name NG Plastic, Inc. in February of 2000. We changed our name to New Generation Plastic, Inc. in May of 2000. On May 19, 2006, we changed our name to Plastinum Corp. At December 31, 2006, we were a subsidiary of New Generation Holdings, Inc. ("NGH"), which owned approximately 94% of our outstanding common stock. On February 20, 2007, NGH effected a pro rata distribution of our common stock (commonly referred to as a "spin off") pursuant to which each stockholder of NGH received one share of our common stock for each share of NGH owned by such stockholder. As a result, NGH no longer has any ownership interest in us.

There is currently no public trading market for our common stock. We have submitted an application so that our common stock will be quoted on the Over the Counter Bulletin Board (the “OTCBB”). However, there is no assurance that our stock will in fact be quoted on the OTCBB or, if it is so quoted, when that will occur.

We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"), and we are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, we intend to market the technology primarily in the United States and the European Union (the "EU"). To date, we have generated no sales revenues, have incurred significant expenses and have sustained significant recurring losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through December 31, 2006, we accumulated losses of $5,111,569.

We own a patented plastic blending technology that enables the production of homogeneous, commercially usable polymers from a varied stream of otherwise incompatible waste plastic or virgin plastic feedstock (the "Plastinum Process"). We believe that the Plastinum Process technology is unique in its ability to combine mixed plastic, including blending different polymers that are normally incompatible, into homogenous compounds (the "Plastinum Compounds") by means of a purely mechanical process. These Platinum Compounds are created without the use of costly additives, known as compatibilizers, which are typically used to link non-compatible resins.

Plastinum Business

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

Focusing on the current WEEE (Waste Electrical and Electronic Equipment) EU legislation, we have specifically targeted the mixed plastic computer scrap sector for the launch of our first commercial-size plant. Currently, in this sector, plastic recycling technologies rely on sorting and separating the different plastics by type of polymer prior to recycling. This whole process is inefficient and expensive; hence most plastic is dumped in landfills or incinerated with troublesome ecological implications.

We believe that our blending technology is unique and can add value particularly in this sector, since it can treat various types of plastic scrap, and it does not require separation or chemical additives. More importantly, we believe that the process is environmentally friendly and can be undertaken on economically viable terms. We believe that the cost to manufacturers or other users of our recycled plastic compound will be lower than virgin ABS cost.

We are currently in the process of implementing our business plan and have opened our first pilot plant in The Netherlands. This plant will be our showcase for the recycling of plastic waste coming from the WEEE sector. We have rented a building, effective October 1, 2006, and our equipment has been moved to this location. Labor is being recruited and the plastic waste supply is being secured. We have identified contractors to assist in the construction of the plant for processing computer scrap. The plant will be located in the EMMTEC Industry & Business Park, Emmen, The Netherlands. Initial plant development commenced November 1, 2006. The anticipated cost of acquiring and outfitting the plant is $150,000, of which approximately $50,000 had been spent as of December 31, 2006. This amount has been funded and is anticipated to continue to be funded with the proceeds of the $500,000 Convertible Promissory Notes issued by Plastinum in July 2006 and working capital advances from our President and CEO.

We are currently discussing various possibilities for the acquisition of source materials with interested parties in the EU as well as in the US and Asia. The potential acquisition strategies would involve either profit sharing collaboration or the straight purchase of source materials. We have not yet reached agreement with any such parties.

In the EU, it is anticipated that source materials will be purchased from specific sources. We are currently being assisted by two separate waste consulting and trading companies, both located in The Netherlands. Both companies have preliminarily indicated that they will assist in the organization of the supply of plastic eWaste and/or sale of the finished products. Terms are being negotiated but these companies understand that if we reach agreement with them, we intend to pay them based on sales of the Plastinum products.

In the US, a source has been found to secure a supply for a total of 7,500 tons of plastic eWaste annually. We have made a proposal for exclusive delivery of the source material needed. We are awaiting a response, which is expected before the end of the first quarter of 2007.

We have a research agreement in place with Polymer Service Center B.V. Groningen (“Polymer”) in The Netherlands. Polymer is commissioned to accelerate the development and commercialization of the Plastinum technology.

We have recently expanded the research objectives of the Polymer agreement. The expanded research objectives are to:

•	demonstrate the improved performance of the Plastinum technology relative to conventional blending equipment;

•	demonstrate the commercial potential of the Plastinum technology by processing several readily available mixed plastic waste streams and innovative blends from virgin materials; and

•	gain process understanding to predict material properties and develop quality control software in commercial machines.

The initial agreement with Polymer involved the fine tuning of the Plastinum process. The initial estimate of the cost for this work was approximately $28,000 and a total of approximately $34,000 has been paid. No further payments are anticipated under the initial contract. We have incurred approximately $63,000 of additional costs under the expanded agreement, of which $13,000 has been paid.

The strategies for commercial implementation of the Plastinum technology range from stand-alone plants, as stated above, to units integrated within an existing plastic processing facility, to licensing arrangements with potential joint-venture partners.

Competition

Our major competitors consist of companies that purchase mixed plastic waste in order to separate and regrind, which entails a different process from our blending process. The separation process is complex and may result in a large loss of material, which makes that process more costly than our blending process. Therefore, we believe that our main competition will be for the acquisition of eWaste materials.

Plastinum Patents

The Plastinum Process is currently protected by U.S. Patent Number 6,107,400 and European Patent Number 92907183.5-2307.

PLASTINUM SPIN OFF

At December 31, 2006, NGH owned approximately 94% of the issued and outstanding equity securities of Plastinum. On January 31, 2007, NGH filed definitive proxy materials (after having originally filed preliminary proxy materials on July 12, 2006) with the SEC for the purpose of, among other things, approving a pro rata distribution (or "spin off") of Plastinum to NGH’s stockholders of record as of December 29, 2006 whereby the stockholders of NGH would receive one share of Plastinum common stock for each share of NGH common stock the stockholder owned. On February 16, 2007, a meeting of NGH’s stockholders was held where all of the matters to be voted upon as set forth in the definitive proxy materials were approved and/or ratified. The spin off of Plastinum was thereafter effected on February 20, 2007 and NGH no longer owns any interest in Plastinum or the Plastinum business discussed herein.

RESEARCH AND DEVELOPMENT

In 2005, we spent approximately $715,000 on research and development of the Plastinum technology. In 2006, we spent approximately $719,000 on research and development of the Plastinum technology. Through December 31, 2006, we have spent approximately $1,614,000 on research and development of the Plastinum technology. We anticipate expending approximately $500,000 towards research and development activities during the next twelve months in connection with the continued development of the Plastinum technology.

NUMBER OF EMPLOYEES

As of December 31, 2006, we had five employees, Jacques Mot, our Chief Executive Officer, Patrick Sulzer, our Chief Operating Officer, and three plant employees in The Netherlands. We also use independent contractors to fulfill various research and development and administrative functions.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Plastinum currently has no costs associated with compliance with environmental laws or regulations; however there can be no assurance that such costs will not be incurred in future to the extent the Plastinum technology is exploited.

DEPENDENCE ON KEY CUSTOMERS; MAJOR SUPPLIERS

We do not as yet have any customers or suppliers and are therefore not dependent on any customer or supplier.

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

Plastinum leases its plant in The Netherlands pursuant to a one year lease with an annual rental of approximately $43,000.

We have a month to month oral lease for approximately 150 square feet of office space located at 30 Blvd Helvetique CH-1204, Geneva, Switzerland.

We pay approximately $430 per month for use of a conference room, on an as needed basis, at 245 Park Avenue, New York, NY.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity. We will seek to minimize disputes but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

There is currently no public trading market for our common stock. We have submitted an application so that our common stock will be quoted on the Over the Counter Bulletin Board (the “OTCBB”). However, there is no assurance that our stock will in fact be quoted on the OTCBB or if it is so quoted, when that will occur. As of December 31, 2006, 25,586,570 shares of our common stock are subject to outstanding options or warrants to purchase, or securities convertible into, our common stock.

HOLDERS

At December 31, 2006, there were 7 stockholders of record of our common stock. As of February 20, 2007, following the spin-off by NGH of the approximately 94% of the Company’s stock it previously owned, there were 174 stockholders of record of our common stock.

DIVIDEND POLICY

We have not paid any dividends since our inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,000,000	$0.10	9,000,000
Equity compensation plans not approved by security holders	-		-
Total	6,000,000		9,000,000

RECENT SALES OF UNREGISTERED SECURITIES

On May 24, 2006, we issued 1,430,000 shares of our common stock to Lombard Odier Darier Hentsch & CIE ("LODH") for an aggregate purchase price of $500,500 (or $0.35 per share) in reliance on Regulation S. The issuance reflected partial exercise of a warrant issued to LODH by NGH on August 25, 2005 and subsequently amended to provide for issuance, at LODH's option, of either NGH common stock or our common stock.

On June 20, 2006, we issued 231,900 shares of common stock to Patrick Hellinckx in consideration for services provided pursuant to a Consulting Agreement between NGH and Mr. Hellinckx dated March 15, 2005 in reliance on Section 4(2) of the Securities Act.

On June 20, 2006, we issued 100,400 shares of common stock to Jan Rasschaert in consideration for services provided pursuant to a Consulting Agreement between NGH and Mr. Rasschaert dated March 15, 2005 in reliance on Section 4(2) of the Securities Act.

On June 20, 2006 and August 1, 2006, we issued an aggregate of 801,487 shares of common stock to Polymer Consulting Limited in consideration for services provided pursuant to a Consulting Agreement between NGH and Polymer Consulting Limited dated March 15, 2005 in reliance on Section 4(2) of the Securities Act.

On June 20, 2006, we issued 136,950 shares of common stock to Marc de Ridder in consideration for services provided pursuant to a Consulting Agreement between NGH and Clanders Investors dated March 15, 2005 in reliance on Section 4(2) of the Securities Act.

On July 10, 2006, we entered into a Convertible Loan Agreement with Jacques Mot and Pierangelo Bottinelli (each a non-U.S. resident and non-U.S. citizen), pursuant to which we borrowed $200,000 from Mr. Mot and $300,000 from Mr. Bottinelli in reliance on Regulation S. The loans are convertible into shares of our common stock at a conversion price of $0.50 per share. In addition, Mr. Mot received warrants to purchase 400,000 shares of our common stock and Mr. Bottinelli received warrants to purchase 600,000 shares of our common stock. The warrants are exercisable for a period of three years at an exercise price of $0.50 per share.

On July 10, 2006, we issued options to purchase 3,000,000 shares of our common stock to each of two employees. The options vest over a three year period with 1,000,000 options vesting on each of the first, second, and third anniversaries of the grant date. The options have an exercise price of $0.10 per share.

On August 1, 2006, we issued 714,847 shares of common stock to Volarder Corp. in consideration for services provided pursuant to a Consulting Agreement between NGH and Volarder Corp. dated March 15, 2005 in reliance on Section 4(2) of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by us and our affiliated purchasers during the year ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/06-10/31/06	0	$0	0	0
11/01/06-11/30/06	0	$0	0	0
12/01/06-12/30/06	0	$0	0	0

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Statements included in this and future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

Going Concern

We have not generated any revenue since the date of our inception and, at present, we have insufficient capital on hand to fund our operations through 2007. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” , which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

Overview

At December 31, 2006, we were pursuing a new business plan related to Plastinum and the Plastinum Process described below and were considered to be in the development stage as defined by SFAS No. 7, “ Accounting and reporting by Development Stage Enterprises“.

Plastinum and the Plastinum Process

Plastinum owns and is developing patented and proprietary plastic blending technology, whereby various kinds of plastic can be mixed without the use of expensive chemical additives. We believe that the uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry from the recycling of computer scrap to the creation of new thermo plastic compounds and, in conjunction with saw dust, to the creation of new versions of wood plastic.

Plastinum’s mission is to commercialize the technology through applications in the virgin plastic markets (polymer alloys) and the plastic recycling sector (recycling of obsolete computer and other electronic equipment).

Plastinum believes its patented proprietary process, the Plastinum technology, is capable of producing homogeneous, commercially usable polymer end products from mixed virgin plastic and/or recycled waste plastic without chemical additives, or so-called compatibilizers, which link non-compatible resins.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Operating losses decreased from $2,522,334 in 2005 to $1,933,686 in 2006. The decrease of $588,648 was primarily the result of a decrease of $592,601 in general and administrative expenses, from $1,806,847 in 2005 to $1,214,246 in 2006, partially offset by an increase in research and development expenses of $3,953, from $715,487 in 2005 to $719,440 in 2006. The decrease in general and administrative expense results primarily from decreased consulting expenses and professional fees. The decrease in these areas is attributable to our public filings (through NGH) becoming current during 2005 and the implementation of our business strategy in 2005.

We were a wholly owned subsidiary of NGH as of the year ended December 31, 2005 and through May 24, 2006, and NGH owned approximately 94% of our common stock until February 20, 2007, at which time NGH effected a pro rata distribution of our common stock (commonly referred to as a "spin off") pursuant to which each stockholder of NGH received one share of our common stock for each share of NGH owned by such stockholder. Through June 30, 2006 all of our research and development costs and overhead expenses have been paid or incurred by NGH. Certain overhead and general and administrative expenses have been allocated to us, with the offsetting credit to additional paid-in capital. Allocations of these expenses include officer salaries, accounting and legal fees, rent, and other general office expenses. Management believes that these allocation methodologies are reasonable. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent public entity and had managed these functions. We may incur additional general administrative expenses and other costs as a result of operating independently of NHG.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006 we have a deficit in working capital of $684,158. For the year ended December 31, 2006, net cash used by operating activities was $1,414,477, resulting from a loss of $1,968,718 partially offset by stock based compensation expense of $240,268 and an increase in accounts payable and accrued expenses of $274,305.

During 2006 we received proceeds from convertible loans aggregating $500,000. The loans bear interest at a rate of 8% per annum and are initially convertible into an aggregate of 1,000,000 shares of our common stock. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.50 per share.

These proceeds have been used to fund general operations and to open the pilot plant in the European Union. We have also received working capital advances from our president and CEO to fund operations. In order to finance the expansion of the research agreement with Polymer Service Center in The Netherlands and to hire further expertise in the commercialization of the Plastinum end product, the Plastinum Compounds, we will require additional debt or equity financing.

NGH also recently signed an investment advisory agreement with Valley Road Capital which has been assigned to and assumed by Plastinum. The purpose is to arrange a private placement commencing in the first six months of 2007. The use of proceeds of this private placement will be to open our first commercial facility in the U.S.A. and European Union (The Netherlands).

Our current funding has enabled us to open the pilot plant. We anticipate financing our full business plan through a $10,000,000 private placement organized by a U.S. investment bank, expected to be fully subscribed by the end of the second quarter of 2007. The proceeds of the private placement will be used as follows: $5,000,000 for the opening of the United States plant; and $5,000,000 for the opening of the EU plant.

Until June of 2006 we relied on NGH and advances from our president to fund our operations. As of February 20, 2007, following the spin-off by NGH of the approximately 94% of the Company’s stock it previously owned, we are operating independently of NGH and there is no assurance that our president will continue to provide sufficient funds for us to successfully continue our operations.

We currently do not have sufficient capital resources to meet projected cash flow deficits and we will need additional capital to continue our operations. We will endeavor to raise funds through the sale of equity shares, debt financing and revenues from operations. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

On May 24, 2006, we issued 1,430,000 shares of our common stock to Lombard Odier Deutsch CIE for an aggregate purchase price of $500,500 as a result of a partial exercise of a warrant issued by NGH.

During June and August of 2006, we issued an aggregate of 1,985,584 shares of our common stock in consideration for services provided pursuant to consulting agreements with NGH.

On July 10, 2006, we entered into a Convertible Loan Agreement with Mr. Jacques Mot and a third party pursuant to which we borrowed an aggregate of $500,000. The loans are convertible into an aggregate of 1,000,000 shares of our Common Stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $.50 per share.

As of December 31, 2006, we had received advances from Mr. Jacques Mot aggregating $457,720 for working capital purposes. The advances are non-interest bearing.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Cautionary Factors That May Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

No Operating History as Stand-Alone Company

Plastinum does not have an operating history as an independent public company and has not yet generated any operating revenue. There can be no assurance that it will generate operating revenue in the future or that it will be able to put in place the financial and administrative structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

Our Financial Results May Be Affected By Factors Outside Of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. Our anticipated expense levels are based, in part, on our estimates of future revenues but may vary from what we expect. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Employees

As of December 31, 2006, we had 5 employees, Jacques Mot, our Chief Executive Officer, Patrick Sulzer, our Chief Operating Officer and three plant employees in The Netherlands. Prior to January 1, 2005, Mr. Mot served as a consultant. As we grow, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Business Concentration

During the year ended December 31, 2006, we recognized no revenues from continuing operations and, accordingly, had no relationships with customers from continuing operations.

Potential Fluctuations In Quarterly Operating Results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside of our control, including: the demand for products or services we may develop; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the consumer plastics recycling industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our management. To a very significant degree, we are dependent upon the continued services of Jacques Mot, our president and chief executive officer and Patrick Sulzer, our Chief Operating Officer. If we lost the services of Mr. Mot and/or Mr. Sulzer before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on either Mr. Mot or Mr. Sulzer.

Lack Of Independent Directors

We do not have a majority of independent directors on our board of directors and we cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, which are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between our stockholders and us generally and the controlling officers, stockholders or directors.

Doubt as to Ability to Continue as Going Concern

The Company's independent certified public accountant has stated in their report included in this filing that we have incurred operating losses from our inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

Limitation Of Liability And Indemnification Of Officers And Directors

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our Certificate of Incorporation provides, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Management Of Potential Growth

Subject to receipt of financing, we hope to experience rapid growth which, if achieved, will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand.

There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our systems, procedures or controls will be adequate to support our expanded operations or that we will be able to obtain facilities to support our growth. Our inability to effectively manage our future growth would have a material adverse effect on us.

Lack of Effective Disclosures Controls and Procedures

We currently have only 5 employees. Given our limited personnel and limited resources, we may be unable to establish effective controls to insure that we are able to make all required public filings in a timely manner. Given similar limited personnel and limited finances, NGH, our parent until February 20, 2007, was not previously able to establish effective controls to insure that they make all required public filings in a timely manner. If we do not make all public filings in a timely manner, our shares of common stock, if listed on the OTC Bulletin Board, may be delisted. We could also be subject to regulatory action and/or lawsuits by stockholders.

Lack of Public Trading Market for Common Stock

There is currently no public trading market for our common stock. We have submitted an application so that our common stock will be quoted on the Over the Counter Bulletin Board of the National Association of Securities Dealers, Inc. (the “OTCBB”). In order for Plastinum stock to be quoted on the Over-The-Counter Bulletin Board or the Pink Sheets, at least one market maker must quote its stock. There can be no assurance that a market maker will quote Plastinum stock or as to when that may occur. In the event that Plastinum's stock is not quoted, there will be no trading market for our stock and our stockholders may have to hold their shares of Plastinum stock indefinitely.

Until Plastinum's common stock is fully distributed to NGH stockholders and an orderly market develops, the prices at which its common stock trades may fluctuate significantly and may be lower than the price that would be expected for a fully distributed issue.

Substantial sales of Plastinum common stock following the distribution may have an adverse impact on the trading price of Plastinum common stock.

Under the U.S. federal securities laws, all of the shares of Plastinum common stock issued in the spin off by NGH may be resold immediately in the public market without restriction, except for shares held by its affiliates or shares which currently have restrictive legends on them. Some of the Plastinum shareholders who receive Plastinum common stock may decide that they do not want Plastinum shares and may sell their shares following the spin off. We cannot predict whether shareholders will resell large numbers of Plastinum shares in the public market following the distribution or how quickly they may resell these shares. If shareholders sell large numbers of Plastinum shares over a short period of time, or if investors anticipate large sales of Plastinum shares over a short period of time, the trading price of Plastinum's common stock could be materially adversely affected.

Limited Market Due To Penny Stock

If our common stock is eventually quoted on the OTCBB, our stock will differ from many stocks, in that it will be considered a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to our securities and us. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the “penny stock” designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

This procedure requires the broker-dealer to (i) obtain from the investor information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

The Trading Price Of Our Common Stock May Decrease Due To Factors Beyond Our Control

If our common stock is eventually quoted on the OTCBB, the trading price of the common stock will be subject to significant fluctuations in response to numerous factors, including:

•	Variations in anticipated or actual results of operations;
•	Announcements of new products or technological innovations by us or our competitors;
•	Changes in earnings estimates of operational results by analysts;
•	Results of product demonstrations.
•	Inability of market makers to combat short positions on the stock;
•	Inability of the market to absorb large blocks of stock sold into the market;
•	Comments about us or our markets posted on the Internet.

Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our stockholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

We Pay No Dividends

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

Quantitative And Qualitative Disclosure About Market Risk

We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in euros, with the balance in U.S. dollars and Swiss franc. Our functional currency has been the euro. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, due to our limited operations, our lack of revenue and that the euro and Swiss franc are not highly inflational, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

The Company's independent certified public accountant has stated in their report included in this Annual Report that we have incurred operating losses from our inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

RECENT DEVELOPMENTS

Processing of plastic polymers

During the second quarter of 2004 we were able to reactivate the Plastinum BT 30 machine, which had been in storage since mid 2002, due to lack of operating capital. Since then, we have engaged HPB Equipment, located in Beligneux/France to warehouse and store the Plastinum BT 30 prototype machine. We have also engaged an engineer on a consulting basis in order to operate the machinery and develop further testing for clients within the plastic industry. We have also recently built our first industrial size machine, with a capacity of 350KG per hour, or 2,400 Tons annually.

Consulting Arrangements

Pursuant to an engagement letter with Robert Scherne, CPA, P.C. dated February 10, 2006, we retained Robert Scherne as our interim Chief Financial Officer on a consulting basis. Pursuant to the terms of the engagement letter, we pay Robert Scherne, CPA, P.C. at an hourly rate of $150 per hour, $90 of which is payable in cash and $60 of which is payable in restricted shares of NGH common stock. The amount of common stock due to Mr. Scherne is determined on a monthly basis by dividing $60 per billed hour by 50% of the average trading price for NGH common stock for the prior ninety days. Mr. Scherne's engagement may be terminated by either party upon notice to the other party. Mr. Scherne is also entitled to receive the number of shares of Plastinum common stock equal to the number of NGH shares earned at December 31, 2006 as a result of the spin off of Plastinum. As of January 1, 2007, Mr. Scherne will receive the equity portion of his compensation in the form of either NGH shares or Plastinum shares, depending upon his efforts for the two entities, utilizing the same formula described above.

On March 15, 2006, NGH executed a Consulting Agreement with Patrick Hellinckx relating to the provision of advice regarding financing options. Pursuant to the Consulting Agreement, NGH paid Mr. Hellinckx $7,800 and Plastinum issued 231,900 shares of its common stock to Mr. Hellinckx on June 20, 2006. In addition, Mr. Hellinckx has the right to receive warrants to purchase 231,900 shares of Common Stock of either NGH or Plastinum. As of December 31, 2006, no warrants have been issued. When issued, the warrants will have an exercise price of $0.35 per share for either NGH Common Stock or Plastinum Common Stock and will expire five years from the date of issuance. The Consulting Agreement expired on December 31, 2006.

On March 15, 2006, NGH executed a Consulting Agreement with Polymer Consulting relating to the provision of advice regarding financing options. Pursuant to the Consulting Agreement, NGH paid Polymer Consulting $153,400 and Plastinum issued 801,487 shares of its common stock to Polymer Consulting on June 20, 2006 and August 1, 2006. In addition, Polymer Consulting has the right to receive warrants to purchase 801,487 shares of Common Stock of either NGH or Plastinum. As of December 31, 2006, no warrants have been issued. When issued, the warrants will have an exercise price of $0.35 per share for either NGH Common Stock or Plastinum Common Stock and will expire five years from the date of issuance. The Consulting Agreement expired on December 31, 2006.

On March 15, 2006, NGH executed a Consulting Agreement with Marc de Ridder relating to the provision of advice regarding financing options. Pursuant to the Consulting Agreement, Plastinum issued 136,950 shares of its common stock to Mr. de Ridder on June 20, 2006. In addition, Mr. de Ridder has the right to receive warrants to purchase 136,950 shares of Common Stock of either NGH or Plastinum. As of December 31, 2006, no warrants have been issued. When issued, the warrants will have an exercise price of $0.35 per share for either NGH Common Stock or Plastinum Common Stock and will expire five years from the date of issuance. The Consulting Agreement expired on December 31, 2006.

On March 15, 2006, NGH executed a Consulting Agreement with Jan Rasschaert relating to the provision of advice regarding financing options. Pursuant to the Consulting Agreement, Plastinum issued 100,400 shares of its common stock to Mr. Rasschaert on June 20, 2006. In addition, Mr. Rasschaert has the right to receive warrants to purchase 100,400 shares of Common Stock of either NGH or Plastinum. As of December 31, 2006, no warrants have been issued. When issued, the warrants will have an exercise price of $0.35 per share for either NGH Common Stock or Plastinum Common Stock and will expire five years from the date of issuance. The Consulting Agreement expired on December 31, 2006.

On March 15, 2006, NGH executed a Consulting Agreement with Volarder Corp. relating to the provision of advice regarding financing options. Pursuant to the Consulting Agreement, NGH paid Volarder Corp. $27,180 and Plastinum issued 714,847 shares of its common stock to Volarder Corp. on August 1, 2006. In addition, Volarder Corp. has the right to receive warrants to purchase714,847 shares of Common Stock of either NGH or Plastinum. As of December 31, 2006, no warrants have been issued. When issued, the warrants will have an exercise price of $0.35 per share for either NGH Common Stock or Plastinum Common Stock and will expire five years from the date of issuance. The Consulting Agreement expired on December 31, 2006.

Plastinum Spin Off

At December 31, 2006, NGH owned approximately 94% of the issued and outstanding equity securities of Plastinum. On January 31, 2007, NGH filed definitive proxy materials (after having originally filed preliminary proxy materials on July 12, 2006) with the SEC for the purpose of, among other things, approving a pro rata distribution (or "spin off") of Plastinum to NGH’s stockholders of record as of December 29, 2006 whereby each NGH stockholder would receive one share of Plastinum common stock for each share of NGH common stock the stockholder owned. On February 16, 2007, a meeting of NGH’s stockholders was held where all of the matters to be voted upon as set forth in the definitive proxy materials were approved and/or ratified. The spin-off of Plastinum was thereafter effected on February 20, 2007 and NGH no longer owns any interest in Plastinum or the Plastinum business discussed herein.

Debt Exchange Agreement

We entered into a Debt Exchange Agreement with our president and chief executive officer, Jacques Mot and NGH dated as of December 7, 2005. Pursuant to the Debt Exchange Agreement, NGH issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bore interest at a rate of 10% per annum, was payable on demand and was convertible at the option of Mr. Mot into shares of NGH Preferred Stock, or into shares of Plastinum Preferred Stock, subject to stockholder approval of the "spin off" of Plastinum. The conversion rate under the note was $1.507 per share of Preferred Stock (whether NGH or Plastinum) and each share of Preferred Stock was convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions.

On July 10, 2006, the Company, Mr. Mot, and NGH entered into an Election to Convert and Amendment to Debt Exchange Agreement which amended the Debt Exchange Agreement dated as of December 7, 2005. Pursuant to the Election to Convert and Amendment to Debt Exchange Agreement, Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note issued by NGH to Mr. Mot in the approximate outstanding balance of $796,645 into 528,629.58 shares of NGH Series A Preferred Stock. On February 16, 2007, the Series A Preferred Stock automatically converted into 38,672,076 shares of NGH Common Stock upon the filing of an Amendment to NGH’s Certificate of Incorporation increasing the number of authorized shares of NGH’s Common Stock to 150,000,000 shares. On February 20, 2007, with the effectiveness of the "spin-off" of Plastinum to NGH’s stockholders, Mr. Mot also received the same number of shares of common stock of Plastinum.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herewith: the Company's audited Financial Statements as of and for the fiscal year ended December 31, 2006 and December 31, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

As previously disclosed in a Current Report on Form 8-K , which we filed on November 15, 2006, as a result of comments raised by the Division of Corporate Finance of the Securities & Exchange Commission (the “Commission”), we determined that accounting errors were made in connection with the allocation of expenses associated with officer’s compensation and certain consulting arrangements that were previously allocated between NGH and Plastinum (which had been an approximately 94% owned subsidiary of NGH until February 20, 2007). As a result, we determined that, as of September 30, 2006, our disclosure controls were not effective.

Based on the impact of the aforementioned accounting error, we determined to restate our audited financial statements for the years ended December 31, 2005 and 2004 and the three and six month periods ended March 31, 2006 and June 30, 2006 disclosing the reallocation of expenses in an amendment to our Form 10-SB.

Subsequent of the date of the financial statements , we implemented the following remedial measure to address the identified material weakness:

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

As of December 31, 2006, our management conducted a further evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Disclosure Controls and Procedures

Other than as disclosed above, there were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2006:

Name	Age	Position and Offices with the Company
Jacques Mot	50	Chairman of the Board of Directors, President and CEO
Marcel Rokegem	57	Director
Patrick Sulzer	32	Chief Operating Officer
Robert Scherne	50	Chief Financial Officer

Jacques Mot served as the Chairman of the Board, President and CEO for NGH and Plastinum from April of 1999 to January 24, 2000 and again from February 2002 until the present. Mr. Mot was also a Director of Argenta & Magnum Management Company Ltd. - - Gibraltar, a company that was engaged in providing financial advisory services. From 1987 to 1992, Mr. Mot was the General Manager and Director of Iesa Investissements S.A., a portfolio management and investment company, where he handled portfolio and investment management on a confidential basis. Mr. Mot attended the University of Lausanne, Switzerland studying economics from 1976-1979.

Marcel Rokegem has served as a Director of NGH and Plastinum since 1999. As of 1991 he acted as an independent investment consultant. From 1987 to 1991 he was co-founding partner and director of Euro Suisse Securities, a member of the London Stock Exchange. From 1982 to 1987 he was co-founding partner and director of Jesup and Lamont International, an affiliate of Jesup and Lamont Securities Co., a member of the New York Stock Exchange and one of the oldest Wall Street firms. Prior to that Mr. Rokegem was partner in charge of the international department of Biard, Hombergen, Pringiers and Co., a member of the Brussels Stock Exchange. He started his career with Kredietbank in Brussels where he was responsible for international equity trading and sales. He attended the Antwerp Jesuit University where he studied AES (Applied Economic Science). He is a diploma holder from I.S.M.A. and is an officially recognized insurance consultant.

Patrick Sulzer has served as Chief Operating Officer of NGH and Plastinum since April 2005. He acted as an independent consultant to NGP during the six months prior to taking an official position with the Company. From August 2002 until November 2004, he worked as Logistics & Operations Manager for TechnoMarine group, an international watch company with offices in Europe, USA and Asia. Prior to that Mr Sulzer was an auditor with PriceWaterhouseCoopers. He graduated from Oxford Brookes University in 2001 (BA 2:1) where he studied Finance & Management. In addition, he attended two years the University of Fribourg where he studied law.

Robert Scherne has provided his services as the interim Chief Financial Officer of NGH and Plastinum since February 2006 on a leased basis through Robert C. Scherne, CPA, PC, a company that specializes in providing financial management personnel to businesses on a temporary basis. Mr. Scherne has been the principal of Robert C. Scherne, CPA, PC, since March 2003. Prior to that, Mr. Scherne was employed as an accountant by Merdinger, Fruchter Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm Grossman, Russo & Shapiro from July 1986 until November 2002; and by L.H. Frishkoff &Co. and its successor firm A. Uzzo &Co. from July 1978 to June 1986. Mr. Scherne holds a Bachelors of Business Administration degree in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

The Board of Directors has determined that Mr. Rokegem is an "audit committee financial expert" as defined in Item 401(h) (2) of Regulation S-K of the Exchange Act and is “independent” as that term is used in Item 7(d) (3) (iv) of Schedule 14A of the Exchange Act.

No familial relationships exist between any Directors and any Executive Officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

CODE OF ETHICS POLICY

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as we have not had the financial resources to do so and our businesses had until recently been dormant.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our Chief Executive Officer:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jacques Mot	2006	283,500	-	-	120,134(1)	-	-	-	403,634
Chief Executive	2005	243,000	-	-	-	-	-	-	243,000
Officer

Patrick Sulzer	2006	91,377	-	-	120,134(1)	-	-	-	211,511
Chief Operating	2005	96,500	-	-	-	-	-	-	96,500
Officer

(1) On July 12, 2006 Mr. Mot and Mr. Sulzer were each granted a (five) year option to purchase 3,000,000 shares of Plastinum common stock at an exercise price of $0.10 per share. The options vest over a three year period with 1,000,000 options vesting on the first, second and third anniversaries of the grant date. The option grant was valued using the Black Scholes option pricing model assuming a two year life, no expected dividend payments, a volitility of 136% and a risk free rate of 4.9%

Employment Agreements

NGH entered into a Consulting Agreement with Jacques Mot dated July 5, 2000 pursuant to which Mr. Mot receives $27,000 per month for his services to the Company. The Agreement has a one (1) year term with automatic renewal unless terminated by either party. As of January 1, 2005, Mr. Mot became an employee of NGH and Plastinum and he receives the same compensation as he received under his Consulting Agreement.

Pursuant to an engagement letter with Robert Scherne, CPA, P.C. dated February 10, 2006, NGH and Plastinum retained Robert Scherne as interim Chief Financial Officer on a consulting basis. Pursuant to the terms of the engagement letter, we pay Robert Scherne, CPA, P.C. at an hourly rate of $150 per hour, $90 of which is payable in cash and $60 of which is payable in restricted shares of NGH common stock. The amount of common stock due to Mr. Scherne is determined on a monthly basis by dividing $60 per billed hour by 50% of the average trading price of NGH common stock for the prior ninety days. Mr. Scherne's engagement may be terminated by either party upon notice to the other party. Mr. Scherne is also entitled to receive the number of shares of Plastinum common stock equal to the number of NGH shares earned at December 31, 2006 as a result of the spin off of Plastinum. As of January 1, 2007, Mr. Scherne will receive the equity portion of his compensation in the form of either NGH shares or Plastinum shares, depending upon his efforts for the two entities, utilizing the same formula described above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Estimated Per Share Market Value at Grant Date if Greater than Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jacques Mot	-	3,000,000	3,000,000	0.10	0.29	7/10/2011	-	-	-	-

Patrick Sulzer	-	3,000,000	3,000,000	0.10	0.29	7/10/2011	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marcel Rokegem	28,674	-	-	-	-	-	28,674

We do not currently have a compensation plan for members of our Board of Directors for service on our Board, but we expect that a compensation plan for Directors will be adopted in the future, and Directors are eligible to receive options under our existing stock incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of February 20, 2007, regarding beneficial ownership of our common stock by

-	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;

-	each of our directors;

-	each of the named executive officers; and

-	all of our current executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Jacques Mot(2)	39,572,076	42.6%
Marcel Rokegem	50,000	* %
Robert Scherne(5)	79,637	* %
Lombard Odier Darier Hentsch & CIE(3)	10,000,000	10.5%
Alfons de Maeseneir(4)	9,579,000	10.1%

All executive officers and directors as a group	39,701,713	42.7%

* less than 1%

(1)
Shares of common stock subject to warrants or other instruments currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants, but are not deemed outstanding for computing the percentage of any other person.

(2)
Consists of (i) 400,000 shares issuable upon conversion of a $200,000 convertible loan made by Mr. Mot on July 10, 2006, (ii) immediately exercisable warrants to purchase an additional 400,000 shares of common stock at an exercise price of $0.50 per share and (iii) 38,672,076 shares of common stock issued February 20, 2007 upon the effectiveness of the spin off of all shares in Plastinum owned by NGH.

(3)
Consists of 6,430,000 shares of common stock (of which 5,000,000 shares were issued February 20, 2007 upon the effectiveness of the spin off of all shares in Plastinum owned by NGH) and immediately exercisable warrants to purchase 3,570,000 shares at an exercise price of $0.35 per share.

(4)	Includes warrants immediately exercisable to purchase 3,227,000 shares of common stock at a purchase price of $0.35 per share

(5)
Includes 79,637 shares of Common Stock to which Mr. Scherne is entitled to receive as a result of the spin-off of the Company by NGH on February 20, 2007, but which shares are pending issuance at this time. We expect to issue the shares of Common Stock to Mr. Scherne during the first quarter of 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We entered into a Debt Exchange Agreement with our president and chief executive officer, Jacques Mot and NGH dated as of December 7, 2005. Pursuant to the Debt Exchange Agreement, NGH issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bore interest at a rate of 10% per annum, was payable on demand and was convertible at the option of Mr. Mot into shares of NGH Preferred Stock, or into shares of Plastinum Preferred Stock, subject to stockholder approval of the "spin off" of Plastinum. The conversion rate under the note was $1.507 per share of Preferred Stock (whether NGH or Plastinum) and each share of Preferred Stock was convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions.

On July 10, 2006, the Company, Mr. Mot, and NGH entered into an Election to Convert and Amendment to Debt Exchange Agreement which amended the Debt Exchange Agreement dated as of December 7, 2005. Pursuant to the Election to Convert and Amendment to Debt Exchange Agreement, Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note issued by NGH to Mr. Mot in the approximate outstanding balance of $796,645 into 528,629.58 shares of NGH Series A Preferred Stock. On February 16, 2007, the Series A Preferred Stock automatically converted into 38,672,076 shares of NGH Common Stock upon the filing of an Amendment to NGH’s Certificate of Incorporation increasing the number of authorized shares of NGH’s Common Stock to 150,000,000 shares. On February 20, 2007, with the effectiveness of the "spin-off" of Plastinum to NGH’s stockholders, Mr. Mot also received the same number of shares of common stock of Plastinum.

On March 31, 2005, NGH issued to WBEMS 2005, LLC a warrant to purchase 200,000 shares of NGH common stock and pursuant to a Joinder Agreement dated June 2, 2006, the Warrant may now be exercised for our common stock as well. The Warrant is exercisable for a period of three years at an exercise price of $0.25 per share. WBEMS 2005, LLC is 100% owned by the principals of our outside legal counsel, Westerman Ball Ederer Miller & Sharfstein, LLP (“WBEMS”), and the warrant was issued at the approximate fair market value as additional compensation for legal services rendered. As of February 20, 2007, WBEMS and/or its affiliates own approximately 130,000 shares of our common stock in addition to the warrant.

On July 10, 2006, Plastinum entered into a Convertible Loan Agreement with Mr. Jacques Mot and a third party pursuant to which Plastinum borrowed an aggregate of $500,000, of which $200,000 was from Mr. Mot. The loans are convertible into an aggregate of 1,000,000 shares of Plastinum Common Stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of Plastinum common stock at an exercise price of $.50 per share.

As of December 31, 2006, Plastinum received advances from Mr. Jacques Mot aggregating $457,720 for working capital purposes. The advances are non-interest bearing.

ITEM 13. EXHIBITS LIST

(a)	The following documents are filed as part of this Form:

Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

(b)		Exhibits

(2)	(i)	Amended and Restated Certificate of Incorporation*
	(ii)	By-Laws*

(4)	(i)	Specimen Certificate for Common Stock***

(10)	(i)	(Form of Warrant and Joinder Agreement*
	(ii)	Debt Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. (f/k/a New Generation Plastic, Inc.) and Jacques Mot dated as of December 7, 2005**
	(iii)	Plastinum Corp. 2006 Long Term Incentive Plan*
	(iv)	Election to Convert and Amendment to Debt Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated July 10, 2006*
	(v)	Convertible Loan Agreement between Plastinum Corp., Mr. Mot and Mr. Bottinelli dated July 10, 2006*
	(vi)	Advisory Agreement between New Generation Holdings, Inc., Plastinum and Valley Road Capital dated July 10, 2006 which has been assigned to Plastinum**

(31.1)		Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.***
(32.1)		Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Plastinum Form 10-SB filed on July 12, 2006.
** ***	Incorporated by reference to Amendment No. 1 to the Plastinum Form 10-SB filed on September 13, 2006. Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Plastinum Corp. by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$23,000	$18,375
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$23,000	$18,375

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of New Generation Holdings, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of New Generation Holding, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2006 or 2005.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf on March 6, 2007 by the undersigned, thereunto duly authorized.

PLASTINUM CORP. (Registrant)

By:	/s/ Jacques Mot
Jacques Mot (Chief Presiding Officer)

In accordance with the Exchange Act, this report has been signed below on March 6, 2007 by the following persons in the capacities indicated:

By:	/s/ Jacques Mot
Jacques Mot Director and CEO (Principal Executive Officer)

By:	/s/ Robert Scherne
Robert Scherne Interim Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Marcel Rokegem
Marcel Rokegem Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NEW GENERATION HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
Plastinum Corp.
New York, New York

We have audited the accompanying balance sheet of Plastinum Corp. ("Company"), a development stage Company, as of December 31, 2006, and the related statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006 and for the period April 7, 2003 (date of inception as a development stage enterprise) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plastinum Corp. as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and from April 7, 2003 (date of inception as a development stage enterprise ) to December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
February 25, 2007

PLASTINUM CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

Assets

Current assets:
Cash	$39,413
Advances receivable - parent	8,454

Total assets	$47,867

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$274,305
Due to stockholder	457,720

Total current liabilities	732,025

Convertible notes payable, net of discount of $110,953	389,047

Total liabilities	1,121,072

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $.01 per share; 250,000,000 shares authorized, 53,413,844 shares issued and outstanding	534,139
Additional paid-in capital	7,730,537
Other comprehensive income	(4,330)
Accumulated deficit prior to development stage	(4,221,982)
Deficit accumulated during the development stage	(5,111,569)

Total deficiency in stockholders' equity	(1,073,205)

Total liabilities and deficiency in stockholders' equity	$47,867

See accompanying notes to these consolidated financial statements.

PLASTINUM CORP.
(A Development Stage Company)
CONSOLIDATED  STATEMENTS OF LOSSES

			Cumulative Period
			from April 7, 2003
			(date of inception as
			a development stage
			enterprise) to
	Years ended December 31,		December 31,
	2006	2005	2006

Operating expenses:
General and administrative expenses	$1,214,246	$1,806,847	$3,354,702
Depreciation and amortization	-	-	107,790
Research and development	719,440	715,487	1,614,045

Total operating expenses	1,933,686	2,522,334	5,076,537

Loss from operations	(1,933,686)	(2,522,334)	(5,076,537)

Interest expense	(35,032)	-	(35,032)

Loss before provision for income taxes	(1,968,718)	(2,522,334)	(5,111,569)

Provision for income taxes	-	-	-

Net loss	$(1,968,718)	$(2,522,334)	$(5,111,569)

Net loss per common share, basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding	51,846,549	49,998,260

Comprehensive loss:
Net loss	$(1,968,718)	$(2,522,334)
Foreign currency translation loss	(4,330)	-

Comprehensive loss	$(1,973,048)	$(2,522,334)

See accompanying notes to these consolidated financial statements.

PLASTINUM CORP.
(A Development Stage Company)
CONSOLIDATED  STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

				Accumulated Deficit
			Additional	Prior to	During	Other
	Common Stock		Paid-in	Development	Development	Comprehensive	Stockholders'
			Capital	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	49,998,260	$499,983	$3,829,789	$(4,196,122)	$-	$-	$133,650

Net loss from January 1, 2003 to
April 7, 2003	-	-	-	(25,860)	-	-	(25,860)

Balance, April 7, 2003	49,998,260	499,983	3,829,789	(4,221,982)	-	-	107,790

Contribution of capital by parent	-	-	24,300	-	-	-	24,300

Net loss	-	-	-	-	(101,880)	-	(101,880)

Balance, December 31, 2003	49,998,260	499,983	3,854,089	(4,221,982)	(101,880)	-	30,210

Contribution of capital by parent	-	-	488,427	-	-	-	488,427

Net loss	-	-	-	-	(518,637)	-	(518,637)

Balance, December 31, 2004	49,998,260	499,983	4,342,516	(4,221,982)	(620,517)	-	-

Contribution of capital by parent	-	-	2,522,334	-	-	-	2,522,334

Net loss	-	-	-	-	(2,522,334)	-	(2,522,334)

Balance, December 31, 2005	49,998,260	499,983	6,864,850	(4,221,982)	(3,142,851)	-	-

Contribution of capital by parent	-	-	32,375	-	-	-	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	486,200	-	-	-	500,500

Issuance of stock for parent liabilities
liabilities, June and August, 2006	1,985,584	19,856	(19,856)	-	-	-	-

Stock based compensation	-	-	240,268	-	-	-	240,268

Warrants issued with convertible notes	-	-	126,700	-	-	-	126,700

Currency translation adjustment	-	-	-	-	-	(4,330)	(4,330)

Net loss	-	-	-	-	(1,968,718)	-	(1,968,718)

Balance, December 31, 2006	53,413,844	$534,139	$7,730,537	$(4,221,982)	$(5,111,569)	$(4,330)	$(1,073,205)

See accompanying notes to these consolidated financial statements.

PLASTINUM CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period
			from April 7, 2003
			(date of inception as
			a development stage
			enterprise) to
	Years ended December 31,		December 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(1,968,718)	$(2,522,334)	$(5,111,569)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	240,268	-	240,268
Amortization of debt discount	15,747	-	15,747
Net expenses paid by parent	32,375	2,522,334	3,067,436
Amortization	-	-	107,790
Increase in advance receivable	(8,454)		(8,454)
Increase in accounts payable and accrued expenses	274,305	-	274,305

Cash used in operating activities	(1,414,477)	-	(1,414,477)

Cash flows from financing activities
Proceeds from exercise of warrants	500,500	-	500,500
Proceeds from sale of convertible notes	500,000	-	500,000
Advances from stockholder	457,720	-	457,720

Cash provided by financing activities	1,458,220	-	1,458,220

Effect of exchange rate changes on cash	(4,330)	-	(4,330)

Net increase in cash	39,413	-	39,413
Cash, beginning of period	-	-	-
Cash, end of period	$39,413	$-	$39,413

Supplemental disclosure of non-cash financing activities:

Accrued liabilities settled in common stock	$633,595	$-
Value attributed to warrants issued with debt	126,700	-

See accompanying notes to these consolidated financial statements.

PLASTINUM CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Plastinum Corp. ( we“ , “us”,“ our company“ “our” or “Plastinum” ) (formerly New Generation Plastics, Inc.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (SFAS”) No. 7 ("SFAS No. 7"), and we are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through December 31, 2006, the Company has accumulated losses of $5,111,569.

We were a wholly owned subsidiary of New Generation Holdings, Inc. (NGH) through May 24, 2006, and NGH owned approximately 94% of our common stock as of December 31, 2006. Through June 30, 2006, all of our research and development costs and overhead expenses have been paid or incurred by NGH. Certain overhead and general and administrative expenses have been allocated to us, with the offsetting credit to additional paid-in capital. As our parent, NGH has paid all of our expenses, and does not expect repayment of those expenditures. There has been no cap limiting the amount of capital contributions to be provided by NGH.

The consolidated financial statements include the accounts of Plastinum its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

Spin Off Transaction

NGH has presented a proposal to its shareholders to approve a pro-rata distribution of our common stock, commonly referred to as a "spin off", pursuant to which each shareholder of NGH as of December 29, 2006 will receive one share of Plastinum common stock for each share of NGH owned. The spin off was approved by the NGH shareholders on February 16, 2007 and was effective on February 20, 2007.

Certain information in our financial statements relating to the results of operations and financial condition was derived from the historical financial statements of NGH, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Various allocation methodologies were employed to allocate the expenses incurred by NGH on the Company’s behalf. Allocation is done on either a specific identification basis or a proportional cost allocation basis. Allocations of these expenses include officer salaries, accounting and legal fees, rent, consulting fees and other general office expenses. Management believes that these allocation methodologies are reasonable and, based on the allocation methods, believes that all costs of doing business have been reflected in the historical financial statements of Plastinum. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if Plastinum had been a separate, independent public entity and had managed these functions. We may incur additional general administrative expenses, and other costs as a result of operating independently of NGH.

The accompanying financial statements include the following expenses incurred by NGH on behalf of the Company. Summarized results of the allocated expenses are as follows:

	2006	2005	For the Period April 7, 2003 (Date of Inception of Development Stage ) through December 31, 2006
Net transfer from NGH - beginning of the period	$3,035,061	$512,727	$-
Net transactions with NGH:
Reimbursements	(199,225)	-	(199,225)
Proceeds from exercise of warrants	(500,500)	-	(500,500)
Product development	252,589	715,487	1,147,194
Officer and other compensation	213,274	407,600	891,174
Rent	6,489	13,070	29,159
Audit and legal services	123,835	201,815	313,495
Other general and administrative	135,913	1,184,362	1,386,139
Loss for period, funded by NGH	732,100	2,522,334	3,767,161

Net transfer from NGH - end of the period	$3,067,436	$3,035,061	$3,067,436

The nature and amounts of expenses stranded on NGH’s stand alone financial statements are as follows:

	2006	2005	For the Period April 7, 2003 (Date of Inception of Development Stage) through December 31, 2006

Officer and other compensation	40,500	82,000	423,200
Rent	5,243	5,847	13,321
Audit and legal services	93,552	67,272	150,769
Consulting	-	349,031	349,031
Other general and administrative	43,668	36,095	117,461
Interest and finance costs	6,472,670	1,680,981	8,153,651

NGH stand alone expense	$6,655,633	$2,221,226	$9,207,433

Restatement

The accompanying financial statements have been restated to reflect an increase in the allocation of general and administrative expenses incurred by NGH on our behalf (see Note G). The nature of these expenses is described above. The effect of the restatement is to increase general and administrative expenses and net loss for the year ended December 31, 2005 by $1,299,025. Additional paid-in capital has been increased by the same amounts. Loss per share for the year ended December 31, 2005 increased to $(0.05) from $(0.02).

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $1,968,718 and $2,522,334 for the years ended December 31, 2006 and 2005, respectively and, until recently, have had no sources of financing except for that provided by our parent. These factors raise substantial doubt about our ability to continue as a going concern.

The continuation of the company as a going concern is dependent on our ability to develop revenues and to obtain financing from outside sources and potentially continued financing from NGH. Management is also attempting to secure ongoing revenue relationships for our products. We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States. Should we be unable to obtain necessary financing, we may have to curtail our operations, which may have a material adverse effect on our financial position and results of operations.

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

Income Taxes

Deferred income taxes are provided for using the asset and liability method for financial reporting purposes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Product Development Costs

Product development costs include expenses incurred by the Company for research, design and development of our proprietary technology and are charged to operations as incurred.

Plastinum incurred research and development expenses of $719,440, $715,487 and $1,614,045 for the years ended December 31, 2006 and 2005, and from April 7, 2003 (date of inception of development stage) through December 31, 2006, respectively.

Liquidity

As shown in the accompanying financial statements, we incurred net losses of $1,968,718 and $2,522,334 for the years ended December 31, 2006 and 2005, respectively. For the period from inception of development stage through December 31, 2006, we have accumulated losses of $5,111,569. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts.

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for the reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders' equity.

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 32,586,570 common share equivalents at December 31, 2006 and none at December 31, 2005. For the year ended December 31, 2006, these 32,586,570 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”) which is a revision of SFAS No. 123. Statement 123R supersedes APB opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement 123R. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.  We did not have any amounts of stock based compensation grants issued and outstanding at the date of implementation.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” , which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

NOTE B -CAPITAL STOCK AND STOCKHOLDER’S EQUITY

As of December 31, 2005 we were authorized to issue 1,000 shares of common stock with a par value of $.01 per share. On May 19, 2006 we effected a stock split of 49,998.26 to 1. After the split, there were 49,998,260 common shares outstanding, all held by our parent, NGH. After the stock split, we issued an aggregate of 3,415,584 shares for common stock to consultants and pursuant to the exercise of warrants. On July 5, 2006, we amended our certificate of incorporation to increase our authorized shares to 260,000,000, 250,000,000 common and 10,000,000 preferred.

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

NGH has presented a proposal to its shareholders to approve a pro-rata distribution of our common stock, commonly referred to as a spin off, pursuant to which each shareholder of NGH will receive one share of Plastinum common stock for each share of NGH owned.

In anticipation of the spinoff transaction NGH amended its existing common stock purchase warrants, to permit at the holder's election, the exercise of the warrants to purchase shares of our common stock or NGH common stock. The Plastinum shares issuable upon exercise of warrants will be issued in the same amounts and for the same exercise price as the warrants for shares of NGH. The total number of NGH warrants exercisable into Plastinum common stock is 24,586,570 at December 31, 2006, with a weighted average exercise price of $0.35 per share.

We entered into a debt exchange agreement with our president and chief executive officer, Jacques Mot and NGH dated as of December 7, 2005. Pursuant to the debt exchange agreement, Mr. Mot received a convertible promissory note in the original principal amount of $753,304 representing outstanding amounts owed to him under his consulting agreement with NGH. The convertible promissory note bore interest at a rate of 10% per annum. The Convertible Promissory Note was convertible into shares of our Preferred Stock or the Preferred Stock of NGH. On July 10, 2006, Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note into 528,630 shares of NGH Preferred Stock pursuant to an Election to Convert and Amendment to Debt Exchange Agreement among NGH, Plastinum and Mr. Mot. Upon the closing of the spin off of Plastinum, the shares of Preferred Stock will automatically convert into 38,672,076 shares of NGH Common Stock and Mr. Mot will also receive 38,672,076 shares of our Common Stock. As a result of the effectiveness of the spin off, Mr. Mot received 38,672,076 shares of our Common Stock on February 20, 2007.

On May 24, 2006, we issued 1,430,000 shares of our common stock to Lombard Odier Deutsch of CIE, for an aggregate purchase price of $500,500 (or $0.35 per share). The issuance reflected partial exercise of a warrant issued by NGH.

On June 20, 2006, we issued an aggregate of 1,270,737 shares of common stock in consideration for services provided pursuant to consulting agreements with NGH.

On July 10, 2006, we issued options to purchase 3,000,000 shares of common stock to each of two employees. The options vest over a three year period with 1,000,000 options vesting on each of the first second and third anniversaries of the grant date. The options have an exercise price of $0.10 per share. The options have been valued at $1,441,609 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The compensation expense is being recorded over the vesting period. During 2006, we have recorded $240,268 of compensation expense related to these options.

On August 1, 2006, we issued an aggregate of 714,847 shares of common stock in consideration for services provided pursuant to consulting agreements with NGH.

NOTE C - INCOME TAXES

We have adopted SFAS No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, our parent has utilized all expenses paid on our behalf. Therefore, we have no unused net operating losses or deferred tax assets.

NOTE D -RELATED PARTY TRANSACTIONS

As of December 31, 2006, we have received advances from our president in the amount of $457,720, for working capital purposes. The advances are non interest bearing.

Our president has also purchased $200,000 of the convertible notes described in Note E which are convertible into 400,000 shares of our common stock and also received warrants to purchase 400,000 shares of our common stock with an exercise price of $0.50 per share.

NOTE E -CONVERTIBLE NOTES PAYABLE

On July 10, 2006, we entered into a Convertible Loan Agreement with Mr. Mot and a third party pursuant to which we borrowed an aggregate of $500,000. The loans are convertible into an aggregate of 1,000,000 shares of our common stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.50 per share. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $126,700 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The debt discount is being amortized over the term of the notes. During 2006 amortization as interest expense amounted to $15,747. We have determined that there is no beneficial conversion feature attributable to the convertible notes.

NOTE F- WARRANTS AND STOCK OPTIONS

Employee Stock Options

Transactions involving our stock options issued to employees are summarized as follows:

	2006		2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—	—	$—
Granted during the period	6,000,000	0.10	—	—
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	6,000,000	$0.10	—	$—
Exercisable at end of the period	—	$—	—	$—

Warrants

Transactions involving our warrant issuances are summarized as follows:

	2006		2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—	—	$—
Granted during the period	27,016,570	0.35	—	—
Exercised during the period	(1,430,000)	0.35	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	25,586,570	$0.36	—	$—
Exercisable at end of the period	25,586,570	$0.36	—	$—

The number and weighted average exercise prices of our options and warrants outstanding as of December 31, 2006 is as follows:
Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.10	6,000,000	4.5	$0.10
$0.25	200,000	1.3	$0.25
$0.35	24,386,570	1.5	$0.35
$0.50	1,000,000	4.5	$0.50

NOTE G - RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying financial statements have been restated to present the effects of increasing the allocation of general and administrative expenses incurred by the Company’s Parent, NGH, on our behalf by $1,299,025 for the year ended December 31, 2005.

Following are reconciliations of the Company’s restatement of the Statement of Losses for the year ended December 31, 2005.

	Year Ended December 31,
	2005
	(As Restated)	(As Reported)
Operating Expenses:
Selling general and administrative	$1,806,847	$507,822
Research and Development	715,487	715,487
Depreciation and amortization	-	-
Total Operating Expenses	2,522,334	1,223,309
Operating Loss	(2,522,334)	(1,223,309)
Provision for income taxes	-	-
Net Income (Loss)	$(2,522,334)	$(1,223,309)
Net loss per common share (basic and diluted)	$(0.05)	$(0.02)
Weighted average shares outstanding	49,998,260	49,998,260

Following are reconciliations of the Company’s restatement of the Statement of Cash Flows for the year ended December 31, 2005.

Year Ended December 31, 2005
	(As Restated)	(As Reported)
Cash flows from Operating Activities:
Net loss	$(2,522,334)	$(1,223,309
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by Parent	2,522,334	1,223,309
Amortization and depreciation	-	-
Cash used in operating activities	-	-
Net (decrease) increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Non cash transactions:
Expenses paid by Parent	2,522,334	1,223,309