Form 10QSB
period 2007-03-31
PLASTINUM CORP
filed 2007-05-11
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 0-52128

PLASTINUM CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4255141
(State or other jurisdiction of incorporation)	(IRS employer identification no.)

c/o 245 Park Avenue New York, New York 10167
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (212) 792-4030

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 92,781,843 shares of Common Stock, par value $.01 per share, outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐   No  ☒

PLASTINUM CORP.

Form 10-QSB
For the Quarter Ended March 31, 2007

PLASTINUM CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

Assets

Current assets:
Cash	$158,714
Receivable on sale of common stock	10,000
Total current assets	168,714

Advances receivable	83,622
Total assets	$252,336

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:	$299,678
Due to stockholder	782,856
Total current liabilities	1,082,534

Convertible notes payable, net of discount of $102,808	397,192
Total liabilities	1,479,726

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, par value $.01 per share; 250,000,000 shares authorized,
92,685,920 shares issued and outstanding	926,859
Common stock to be issued, 410,020 shares	4,100
Additional paid-in capital	7,717,157
Other comprehensive income	(10,040)
Accumulated deficit prior to development stage	(4,221,982)
Deficit accumulated during the development stage	(5,643,484)
Total deficiency in stockholders' equity	(1,227,390)
Total liabilities and deficiency in stockholders' equity	$252,336

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(date of inception as
			a development stage
			enterprise) to
	Three Months ended March 31,		March 31,
	2007	2006	2007

Operating expenses:
General and administrative expenses	$343,700	$163,708	$3,698,402
Depreciation and amortization	—	—	107,790
Research and development	170,216	19,796	1,784,261
Total operating expenses	513,916	183,504	5,590,453

Loss from operations	(513,916)	(183,504)	(5,590,453)

Interest expense and finance cost	(17,999)		(53,031)

Loss before provision for income taxes	(531,915)	(183,504)	(5,643,484)

Provision for income taxes	—	—	—
Net loss	$(531,915)	$(183,504)	$(5,643,484)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	64,826,122	49,998,260

Comprehensive loss:
Net loss	$(531,915)	$(183,504)
Foreign currency translation loss	(5,710)	—
Comprehensive loss	$(537,625)	$(183,504)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM CORP.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated Deficit
					Additional	Prior to	During	Other
	Common Stock		Common Stock to be Issued		Paid-in	Development	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	49,998,260	$499,983	—	$—	$3,829,789	$(4,196,122)	$—	$—	$133,650

Net loss from January 1, 2003 to
April 7, 2003	—	—	—	—	—	(25,860)	—	—	(25,860)
Balance, April 7, 2003	49,998,260	499,983	—	—	3,829,789	(4,221,982)	—	—	107,790

Contribution of capital by parent	—	—	—	—	24,300	—	—	—	24,300

Net loss	—	—	—	—	—	—	(101,880)	—	(101,880)
Balance, December 31, 2003	49,998,260	499,983	—	—	3,854,089	(4,221,982)	(101,880)	—	30,210

Contribution of capital by parent	—	—	—	—	488,427	—	—	—	488,427

Net loss	—	—	—	—	—	—	(518,637)	—	(518,637)
Balance, December 31, 2004	49,998,260	499,983	—	—	4,342,516	(4,221,982)	(620,517)	—	—

Contribution of capital by parent	—	—	—	—	2,522,334	—	—	—	2,522,334

Net loss	—	—	—	—	—	—	(2,522,334)	—	(2,522,334)
Balance, December 31, 2005	49,998,260	499,983	—	—	6,864,850	(4,221,982)	(3,142,851)	—	—

Contribution of capital by parent	—	—	—	—	32,375	—	—	—	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	—	—	486,200	—	—	—	500,500

Issuance of stock for parent liabilities
liabilities, June and August, 2006	1,985,584	19,856	—	—	(19,856)	—	—	—	—

Stock based compensation	—	—	—	—	240,268	—	—	—	240,268

Warrants issued with convertible notes	—	—	—	—	126,700	—	—	—	126,700

Currency translation adjustment	—	—	—	—	—	—	—	(4,330)	(4,330)

Net loss	—	—	—	—	—	—	(1,968,718)		(1,968,718)
Balance, December 31, 2006	53,413,844	534,139	—	—	7,730,537	(4,221,982)	(5,111,569)	(4,330)	(1,073,205)

Exercise of warrants, February 9, 2007	—	—	50,020	500	17,007	—	—	—	17,507

Issuance of shares upon conversion
of former parent preferred stock-
issued pursuant to spin off, March 6, 2007	38,672,076	386,720	—	—	(386,720)	—	—	—	—

Exercise of warrants, March 9, 2007	—	—	360,000	3,600	122,400	—	—	—	126,000

Exercise of warrants, March 14, 2007	600,000	6,000	—	—	294,000	—	—	—	300,000

Stock based compensation	—	—	—	—	(60,067)	—	—	—	(60,067)

Currency translation adjustment	—	—	—	—	—	—	—	(5,710)	(5,710)

Net loss	—	—	—	—	—	—	(531,915)	—	(531,915)
Balance, March 31, 2007 (Unaudited)	92,685,920	$926,859	410,020	$4,100	$7,717,157	$(4,221,982)	$(5,643,484)	$(10,040)	$(1,227,390)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(date of inception as
			a development stage
			enterprise) to
	Three Months ended March 31,		March 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(531,915)	$(183,504)	$(5,643,484)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	(60,067)	—	180,201
Amortization of debt discount	8,145	—	23,892
Net expenses paid by parent	—	183,504	3,067,436
Depreciation	—	—	107,790
Increase in advance receivable	(75,168)		(83,622)
Increase in accounts payable and accrued expenses	25,373	—	299,678
Cash used in operating activities	(633,632)	—	(2,048,109)

Cash flows from financing activities:
Proceeds from exercise of warrants	433,507	—	934,007
Proceeds from sale of convertible notes	—	—	500,000
Advances from stockholder	325,136	—	782,856
Cash provided by financing activities	758,643	—	2,216,863

Effect of exchange rate changes on cash	(5,710)	—	(10,040)

Net increase in cash	119,301	—	158,714
Cash, beginning of period	39,413	—	—
Cash, end of period	$158,714	$—	$158,714

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

Plastinum Corp. (“we”, “us”,“our company“, “our”, “Plastinum” or the “Company” ) (formerly New Generation Plastic, Inc.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and we are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through March 31, 2007, we have accumulated losses of $5,643,484.

We were a wholly owned subsidiary of New Generation Holdings, Inc. (“NGH”) through May 24, 2006, and NGH owned approximately 94% of our common stock as of December 31, 2006. Through June 30, 2006, all of our research and development costs and overhead expenses have been paid or incurred by NGH. Certain overhead and general and administrative expenses have been allocated to us, with the offsetting credit to additional paid-in capital. As our parent, NGH had paid all of our expenses through June 30, 2006, and does not expect repayment of those expenditures. There had been no cap limiting the amount of capital contributions to be provided by NGH.

NGH presented a proposal to its shareholders to approve a pro-rata distribution of our common stock, commonly referred to as a "spin off", pursuant to which each shareholder of NGH would receive one share of Plastinum common stock for each share of NGH owned. The spin off was approved by the NGH shareholders on February 16, 2007 and was effective on February 20, 2007 to shareholders of record on such date.

The condensed consolidated financial statements include the accounts of Plastinum its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 and from reestablishment of development stage (April 7, 2003) to March 31, 2007 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

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

The accompanying financial statements include the following expenses incurred by NGH on behalf of the Company. Summarized results of the allocated expenses are as follows:

	Three months ended		For the Period April 7, 2003 (Date of Inception of Development Stage ) through
	March 31, 2007	March 31, 2006	December 31, 2006
Net transfer from NGH - beginning of the period	$3,067,436	$3,035,061	$—
Net transactions with NGH:
Reimbursements	—	—	(199,225)
Proceeds from exercise of warrants	—	—	(500,500)

Product development	—	19,796	1,147,194
Officer and other compensation	—	102,562	891,174
Rent	—	3,129	29,159
Audit and legal services	—	52,428	313,495
Other general and administrative	—	5,589	1,386,139
Loss for period, funded by NGH	—	183,504	3,767,161
Net transfer from NGH - end of the period	$3,067,436	$3,218,565	$3,067,436

The nature and amounts of expenses stranded on NGH’s stand alone financial statements are as follows:

	2007	2006	For the Period April 7, 2003 (Date of Inception of Development Stage) through December 31, 2006

Officer and other compensation	$—	$20,250	$423,200
Rent	—	5,243	13,321
Audit and legal services	—	17,477	150,769
Consulting	—	4,035	349,031
Other general and administrative	—	35,433	117,461
Interest and finance costs (recovery)	—	(226,146)	8,153,651
NGH stand alone expense	$—	$(143,708)	$9,207,433

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $531,915 and $183,504 for the three month periods ended March 31, 2007 and 2006, respectively and, until recently, have had no sources of financing except for that provided by our parent. These factors raise substantial doubt about our ability to continue as a going concern.

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

Plastinum incurred research and development expenses of $170,216, $19,796 and $1,784,261 for the three month periods ended March 31, 2007 and 2006, and from April 7, 2003 (date of inception of development stage) through March 31, 2007, respectively.

Liquidity

As shown in the accompanying financial statements, we incurred net losses of $531,915 and $183,504 for the three month periods ended March 31, 2007 and 2006, respectively. For the period from inception of development stage through March 31, 2007, we have accumulated losses of $5,643,484. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 30,562,134 common share equivalents at March 31, 2007 and none at March 31, 2006. For the three months ended March 31, 2007, these 30,562,134 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B -CAPITAL STOCK AND STOCKHOLDER’S EQUITY

We entered into a debt exchange agreement with our president and chief executive officer, Jacques Mot and NGH dated as of December 7, 2005. Pursuant to the debt exchange agreement, Mr. Mot received a convertible promissory note in the original principal amount of $753,304 representing outstanding amounts owed to him under his consulting agreement with NGH. The convertible promissory note bore interest at a rate of 10% per annum. The Convertible Promissory Note was convertible into shares of our Preferred Stock or the Preferred Stock of NGH. On July 10, 2006, Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note into 528,630 shares of NGH Preferred Stock pursuant to an Election to Convert and Amendment to Debt Exchange Agreement among NGH, Plastinum and Mr. Mot. Upon the closing of the spin off of Plastinum, the shares of Preferred Stock automatically converted into 38,672,076 shares of NGH Common Stock. As a result of the effectiveness of the spin off, Mr. Mot received 38,672,076 shares of our Common Stock on February 20, 2007.

During the three months ended March 31, 2007, we issued 600,000 shares of common stock upon the exercise of warrants issued with our convertible debt. Gross proceeds from the exercises were $300,000, of which $10,000 was received in April, 2007.

During the three months ended March 31, 2007, we received $143,507 from the exercise of warrants to purchase 410,020 shares of our common stock. The shares have not yet been issued.

On March 7, 2007, we issued warrants to purchase an aggregate of 1,985,584 shares of common stock of either NGH or Plastinum at an exercise price of $0.35 per share. These warrants were issued pursuant to consulting agreements entered into with NGH. The associated expense had been recorded in the year ended December 31, 2005.

On March 27, 2007, 3,000,000 common stock options previously issued to an employee were cancelled upon the termination of employment of such employee.

NOTE C -RELATED PARTY TRANSACTIONS

As of March 31, 2007, we have received advances from our president in the amount of $782,856, for working capital purposes. The advances are non interest bearing.

On July 12, 2006, our president entered into a Convertible Loan Agreement with us, pursuant to which we borrowed $200,000 from him. The loan is convertible into 400,000 shares of our common stock. In connection with the loan, our president also received warrants to purchase 400,000 shares of our common stock at an exercise price of $0.50 per share.

NOTE D -COMMITMENTS AND CONTINGENCIES

We lease our plant in The Netherlands pursuant to a one year lease with an annual rental of approximately $43,000. The lease expires September 30, 2007.

We have a month to month oral lease for office space located in Geneva, Switzerland.

We pay approximately $430 per month for use of a conference room, on an as needed basis, in New York, NY.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

Overview

At March 31, 2007 we are pursuing a business plan related to Plastinum and the Plastinum Process described below and were considered to be in the development stage as defined by SFAS No. 7, “Accounting and reporting by Development Stage Enterprises”.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Operating losses increased from $183,504 in 2006 to $513,916 in 2007. The increase of $330,412 was the result of an increase of $179,992 in general and administrative expenses, from $163,708 in 2006 to $343,700 in 2007, and an increase in research and development expenses of $150,420, from $19,796 in 2006 to $170,216 in 2007. Our expenses have increased as we have continued the development of the Plastinum technology, opened our pilot plant during the fourth quarter of 2006, and continue to position ourselves to become an operating company.

We were a wholly owned subsidiary of NGH as of the year ended December 31, 2005 and through May 24, 2006, and NGH owned approximately 94% of our common stock until February 20, 2007, at which time NGH effected a pro rata distribution of our common stock (commonly referred to as a "spin off") pursuant to which each stockholder of NGH received one share of our common stock for each share of NGH owned by such stockholder. Through June 30, 2006 all of our research and development costs and overhead expenses have been paid or incurred by NGH. Certain overhead and general and administrative expenses have been allocated to us, with the offsetting credit to additional paid-in capital. Allocations of these expenses include officer salaries, accounting and legal fees, rent, and other general office expenses. Management believes that these allocation methodologies are reasonable. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent public entity and had managed these functions. We may incur additional general administrative expenses and other costs as a result of operating independently of NGH.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 we have a deficit in working capital of $913,820. For the three months ended March 31, 2007, net cash used by operating activities was $633,632, resulting primarily from a loss of $531,915, increased by a credit for stock based compensation expense of $60,067.

During the three months ended March 31, 2007, we received $433,507 in proceeds from the exercise of 990,020 common stock warrants. Of these shares, 410,020 have not yet been issued.

During the three months ended March 31, 2007, we received $325,136 from working capital advances from our president and CEO to fund operations.

During May, 2006 we received proceeds from convertible loans aggregating $500,000. These proceeds have been used to fund general operations and to open the pilot plant in the European Union. We have also received working capital advances from our president and CEO to fund operations. In order to finance the expansion of the research agreement with Polymer Service Center in The Netherlands and to hire further expertise in the commercialization of the Plastinum end product, the Plastinum Compounds, we will require additional debt or equity financing.

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

As of March 31, 2007, we had received advances from Mr. Jacques Mot aggregating $782,856 for working capital purposes. The advances are non-interest bearing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This item is not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2005, we entered into a Debt Exchange Agreement with our president and chief executive officer, Jacques Mot, and NGH pursuant to which NGH issued to Mr. Mot a Convertible Promissory Note in the principal amount of $753,304 representing amounts previously owed to him. The Convertible Promissory Note bore interest at a rate of 10% per annum, was payable on demand and was convertible at the option of Mr. Mot into shares of our Preferred Stock, or into shares of NGH Preferred Stock, subject to stockholder approval of the "spin off" of Plastinum. The conversion rate under the note was $1.507 per share of Preferred Stock (whether ours or NGH’s) and each share of Preferred Stock was convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions. On July 10, 2006, we, Mr. Mot and NGH entered into an Election to Convert and Amendment to Debt Exchange Agreement which amended the original Debt Exchange Agreement and pursuant to which Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note issued by NGH in the approximate outstanding balance of $796,645 into 528,629.58 shares of NGH Series A Preferred Stock. On February 16, 2007, the Series A Preferred Stock automatically converted into 38,672,076 shares of NGH Common Stock upon the filing of an Amendment to NGH’s Certificate of Incorporation increasing the number of authorized shares of NGH Common Stock to 150,000,000 shares. On February 20, 2007, with the effectiveness of the "spin-off" of Plastinum to NGH stockholders, Mr. Mot also received the same number of shares of common stock of Plastinum (38,672,076).

On March 7, 2007, the following persons or entitles were issued warrants (in reliance on Regulation S under the Securities Act) to purchase an aggregate of 1,985,584 shares of either our common stock or NGH common stock at an exercise price of $0.35 per share as follows:

Patrick Hellinckx	231,900
Jan Rasschaert	100,400
Polymer Consulting Limited	801,487
Marc de Ridder	136,950
Volarder Corp.	714,847

On July 10, 2006, we entered into a Convertible Loan Agreement with Jacques Mot and Pierangelo Bottinelli (each a non-U.S. resident and non-U.S. citizen), pursuant to which we borrowed $200,000 from Mr. Mot and $300,000 from Mr. Bottinelli in reliance on Regulation S. The loans are convertible into shares of our common stock at a conversion price of $0.50 per share. In addition, Mr. Mot received warrants to purchase 400,000 shares of our common stock and Mr. Bottinelli (and his designees) received warrants to purchase 600,000 shares of our common stock, exercisable for a period of three years at an exercise price of $0.50 per share. On March 14, 2007, the warrants held by Mr. Bottinelli and his designees were exercised, resulting in the issuance of 600,000 shares of our common stock and proceeds to us of $300,000. The recipients of the shares were as follows:

Silvia Albertoli	20,000
Benjamin Zumstein	20,000
Walcon Ltd.	20,000
Fabio Testori	140,000
Pierangelo Bottinelli	400,000

On February 9, 2007, Didier Bodson exercised warrants to purchase and paid for 50,020 shares of our common stock at an exercise price of $.35 per share, which shares we expect to issue shortly in reliance on Regulation S under the Securities Act.

On March 9, 2007, Gilberte Dejaeger exercised warrants to purchase and paid for 360,000 shares of our common stock at an exercise price of $.35 per share, which shares we expect to issue shortly in reliance on Regulation S under the Securities Act.

On April 5, 2007, we issued 95,923 shares of our common stock to Robert Scherne in reliance on Section 4(2) of the Securities Act in connection with Mr. Scherne’s agreement with the Company pursuant to which Mr. Scherne has been retained as Chief Financial Officer of the Company on a consulting basis.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

3.1	Amended and Restated Certificate of Incorporation***

3.2	By-Laws*

4.1	Specimen Certificate for Common Stock****

10.1	Form of Warrant and Joinder Agreement*

10.2	Debt Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. (f/k/a New Generation Plastic, Inc.) and Jacques Mot dated as of December 7, 2005**

10.3	Plastinum Corp. 2006 Long Term Incentive Plan*

10.4	Election to Convert and Amendment to Debt Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated July 10, 2006*

10.5	Convertible Loan Agreement between Plastinum Corp., Mr. Mot and Mr. Bottinelli dated July 10, 2006*

10.6	Advisory Agreement between New Generation Holdings, Inc., Plastinum and Valley Road Capital dated July 10, 2006 which has been assigned to Plastinum**

10.7	Form of Warrant to purchase Common Stock issued to certain consultants on March 7, 2007***

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002*****

31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002*****

32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002*****

32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002*****

*	Incorporated by reference to the Plastinum Form 10-SB filed on July 12, 2006.
**	Incorporated by reference to Amendment No. 1 to the Plastinum Form 10-SB filed on September 13, 2006.
***	Incorporated by reference to the Plastinum Form SB-2 filed on April 10, 2007.
****	Incorporated by reference to the Plastinum Form 10-KSB for year ended December 31, 2007 filed on March 6, 2007.
*****	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTINUM CORP. (Registrant)

By:	/s/ Jacques Mot
Name: Jacques Mot
Title: President and Chief Executive Officer

Date: May 11, 2007

By:	/s/ Robert Scherne
Name: Robert Scherne
Title: Chief Financial Officer

Date: May 11, 2007