Form 10QSB
period 2007-06-30
Plastinum Polymer Technologies Corp.
filed 2007-08-01
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 0-52128

PLASTINUM POLYMER TECHNOLOGIES CORP.
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
Yes  ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 95,284,954 shares of Common Stock, par value $.01 per share, outstanding as of July 20, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes   ☐   No   ☒

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-QSB
For the Quarter Ended June 30, 2007

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

Assets

Current assets:
Cash	$48,065

Total current assets	48,065

Advances receivable - parent	114,167

Total assets	$162,232

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$301,759
Due to stockholder	668,854

Total current liabilities	970,613

Convertible notes payable, net of discount of $94,572	405,428

Total liabilities	1,376,041

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, par value $.01 per share; 250,000,000 shares authorized,
92,781,843 shares issued and outstanding	927,818
Common stock to be issued, 2,293,823 shares	22,938
Additional paid-in capital	8,415,460
Other comprehensive income	(14,730)
Accumulated deficit prior to development stage	(4,221,982)
Deficit accumulated during the development stage	(6,343,313)

Total deficiency in stockholders' equity	(1,213,809)

Total liabilities and deficiency in stockholders' equity	$162,232

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to June 30,
	2007	2006	2007	2006	2007

Operating expenses:
General and administrative expenses	$348,493	$315,803	$692,193	$479,511	$4,046,895
Depreciation and amortization	-	-	-	-	107,790
Research and development	333,127	232,793	503,343	252,589	2,117,388

Total operating expenses	681,620	548,596	1,195,536	732,100	6,272,073

Loss from operations	(681,620)	(548,596)	(1,195,536)	(732,100)	(6,272,073)

Interest expense and finance cost	(18,209)	-	(36,208)	-	(71,240)

Loss before provisions for income taxes	(699,829)	(548,596)	(1,231,744)	(732,100)	(6,343,313)

Provision for income taxes	-	-	-	-	-

Net loss	$(699,829)	$(548,596)	$(1,231,744)	$(732,100)	$(6,343,313)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	94,415,271	50,749,008	79,702,434	50,375,708

Comprehensive loss:
Net loss	$(699,829)	$(548,596)	$(1,231,744)	$(732,100)
Foreign currency translation loss	(4,690)	-	(10,400)	-
Comprehensive loss	$(704,519)	$(548,596)	$(1,242,144)	$(732,100)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

						Accumulated Deficit
	Common Stock		Common Stock to be Issued		Additional Paid-in	Prior to Development	During Development	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	49,998,260	$499,983	-	$-	$3,829,789	$(4,196,122)	$-	$-	$133,650

Net loss from January 1, 2003 to
April 7, 2003	-	-	-	-	-	(25,860)	-	-	(25,860)

Balance, April 7, 2003	49,998,260	499,983	-	-	3,829,789	(4,221,982)	-	-	107,790

Contribution of capital by parent	-	-	-	-	24,300	-	-	-	24,300

Net loss	-	-	-	-	-	-	(101,880)	-	(101,880)

Balance, December 31, 2003	49,998,260	499,983	-	-	3,854,089	(4,221,982)	(101,880)	-	30,210

Contribution of capital by parent	-	-	-	-	488,427	-	-	-	488,427

Net loss	-	-	-	-	-	-	(518,637)	-	(518,637)

Balance, December 31, 2004	49,998,260	499,983	-	-	4,342,516	(4,221,982)	(620,517)	-	-

Contribution of capital by parent	-	-	-	-	2,522,334	-	-	-	2,522,334

Net loss	-	-	-	-	-	-	(2,522,334)	-	(2,522,334)

Balance, December 31, 2005	49,998,260	499,983	-	-	6,864,850	(4,221,982)	(3,142,851)	-	-

Contribution of capital by parent	-	-	-	-	32,375	-	-	-	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	-	-	486,200	-	-	-	500,500

Issuance of stock for parent liabilities
liabilities, June and August, 2006	1,985,584	19,856	-	-	(19,856)	-	-	-	-

Stock based compensation	-	-	-	-	240,268	-	-	-	240,268

Warrants issued with convertible notes	-	-	-	-	126,700	-	-	-	126,700

Currency translation adjustment	-	-	-	-	-	-	-	(4,330)	(4,330)

Net loss	-	-	-	-	-	-	(1,968,718)		(1,968,718)

Balance, December 31, 2006	53,413,844	534,139	-	-	7,730,537	(4,221,982)	(5,111,569)	(4,330)	(1,073,205)

Exercise of warrants, February 9, 2007	-	-	50,020	500	17,007	-	-	-	17,507

Issuance of shares upon conversion
of former parent preferred stock-
issued pursuant to spin off, March 6, 2007	38,672,076	386,720	-	-	(386,720)	-	-	-	-

Exercise of warrants, March 9, 2007	-	-	360,000	3,600	122,400	-	-	-	126,000

Exercise of warrants, March 14, 2007	600,000	6,000	-	-	294,000	-	-	-	300,000

Exercise of warrants, April - June, 2007	-	-	1,853,203	18,532	631,081	-	-	-	649,613

Cashless exercise of warrants, June 2007	-	-	30,600	306	(306)	-	-	-	-

Shares issued pursuant to spin off	68,851	688	-	-	(688)	-	-	-	-

Shares issued for services	27,072	271	-	-	8,149	-	-	-	8,420

Currency translation adjustment	-	-	-	-	-	-	-	(10,400)	(10,400)

Net loss	-	-	-	-	-	-	(1,231,744)	-	(1,231,744)

Balance, June 30, 2007 (Unaudited)	92,781,843	$927,818	2,293,823	$22,938	$8,415,460	$(4,221,982)	$(6,343,313)	$(14,730)	$(1,213,809)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,		Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to June 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(1,231,744)	$(732,100)	$(6,343,313)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	5,130	-	245,398
Amortization of debt discount	16,381	-	32,128
Net expenses paid by parent	-	231,600	3,067,436
Amortization	-	-	107,790
Increase in advance receivable	(105,713)	-	(114,167)
Increase in accounts payable and accrued expenses	30,744	-	305,049

Cash used in operating activities	(1,285,202)	(500,500)	(2,699,679)

Cash flows from financing activities
Proceeds from exercise of warrants	1,093,120	500,500	1,593,620
Proceeds from sale of convertible notes	-	-	500,000
Advances from stockholder	211,134	-	668,854

Cash provided by financing activities	1,304,254	500,500	2,762,474

Effect of exchange rate changes on cash	(10,400)	-	(14,730)

Net increase in cash	8,652	-	48,065
Cash, beginning of period	39,413	-	-
Cash, end of period	$48,065	$-	$48,065

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP .
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

Plastinum Polymer Technologies Corp. (“ we”, “us”,“ our company“, “our”, “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and we are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through June 30, 2007, we have accumulated losses of $6,343,313.

We were a wholly owned subsidiary of New Generation Holdings, Inc. (“NGH”) through May 24, 2006, and NGH owned approximately 94% of our common stock until February 20, 2007, at which time NGH effected a pro rata distribution of our common stock (commonly referred to as a “spin off”), pursuant to which each stockholder of NGH received one share of our common stock for each share of NGH owned by such stockholder.

Through June 30, 2006, all of our research and development costs and overhead expenses had been paid or incurred by NGH. Certain overhead and general and administrative expenses had been allocated to us, with the offsetting credit to additional paid-in capital. As our parent, NGH had paid all of our expenses through June 30, 2006, and does not expect repayment of those expenditures. There had been no cap limiting the amount of capital contributions to be provided by NGH.

The condensed consolidated financial statements include the accounts of Plastinum and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the six month periods ended June 30, 2007 and 2006 and from reestablishment of development stage (April 7, 2003) to June 30, 2007 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

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

The accompanying financial statements include the following expenses incurred by NGH on behalf of the Company. Summarized results of the allocated expenses are as follows:

	Six months ended		For the Period April 7, 2003 (Date of Inception of Development Stage ) through
	June 30, 2007	June 30, 2006	December 31, 2006
Net transfer from NGH - beginning of the period	$3,067,436	$3,035,061	$—
Net transactions with NGH:
Reimbursements	—	—	(199,225)
Proceeds from exercise of warrants	—	(500,500)	(500,500)

Product development	—	252,589	1,147,194
Officer and other compensation	—	213,274	891,174
Rent	—	6,489	29,159
Audit and legal services	—	141,845	313,495
Other general and administrative	—	117,903	1,386,139
Loss for period, funded by NGH	—	732,100	3,767,161
Net transfer from NGH - end of the period	$3,067,436	$3,266,661	$3,067,436

The nature and amounts of expenses stranded on NGH’s stand alone financial statements are as follows:

	Six Months ended		For the Period April 7, 2003 (Date of Inception of Development Stage)
	June 30,	June 30,	through
	2007	2006	December 31, 2006

Officer and other compensation	$—	$47,497	$423,200
Rent	—	5,243	13,321
Audit and legal services	—	41,278	150,769
Consulting	—	—	349,031
Other general and administrative	—	36,591	117,461
Interest and finance costs (recovery)	—	(1,568,660)	8,153,651
NGH stand alone expense	$—	$(1,438,051)	$9,207,433

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $1,231,744 and $732,100 for the six month periods ended June 30, 2007 and 2006, respectively and, until recently, have had no sources of financing except for that provided by NGH. These factors raise substantial doubt about our ability to continue as a going concern.

The continuation of the company as a going concern is dependent on our ability to develop revenues and to obtain financing from outside sources. Management is also attempting to secure ongoing revenue relationships for our products. We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States. Should we be unable to obtain necessary financing, we may have to curtail our operations, which may have a material adverse effect on our financial position and results of operations.

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

Plastinum incurred research and development expenses of $333,127 and $232,793 for the three months ended June 30, 2007 and 2006, respectively, and $503,343 and $252,589 for the six months ended June 30, 2007 and 2006, respectively. We have incurred research and development expenses of $2,117,388 from April 7, 2003 (date of inception of development stage) through June 30, 2007.

Liquidity

As shown in the accompanying financial statements, we incurred net losses of $1,231,744 and $732,100 for the six month periods ended June 30, 2007 and 2006, respectively. For the period from inception of development stage through June 30, 2007, we have accumulated losses of $6,343,313. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 28,606,931 common share equivalents at June 30, 2007 and none at June 30, 2006. For the six months ended June 30, 2007, these 28,606,931 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

During the six months ended June 30, 2007, we issued 600,000 shares of common stock upon the exercise of warrants issued with our convertible debt. Gross proceeds from the exercises were $300,000.

During the six months ended June 30, 2007, we received $793,120 from the exercise of warrants to purchase 2,263,223 shares of our common stock, which shares were issued on July 20, 2007. Also, on June 28, 2007, certain warrant holders elected to exercise their warrants pursuant to the cashless exercise provision of the warrants. As a result, warrants to purchase an aggregate of 102,000 shares were exercised on a “cashless” basis into 30,600 shares of our common stock, which shares also were issued on July 20, 2007.

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

On April 5, 2007, we issued 68,851 shares of common stock in connection with the spin off described in Note A.

On April 5, 2007, we issued 27,072 shares of common stock, valued at $8,420, as compensation for services. Of this amount, $3,290 had been accrued at December 31, 2006.

NOTE C -RELATED PARTY TRANSACTIONS

As of June 30, 2007, we had received advances from our president in the aggregate amount of $668,854 for working capital purposes. The advances are non interest bearing.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign subsidiary in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

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

Overview

At June 30, 2007, we were pursuing a business plan related to the Plastinum Process described below and were considered to be in the development stage as defined by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The Plastinum Process

Plastinum Polymer Technologies Corp. (sometimes referred to as “Plastinum” or the “Company”) owns and is developing patented and proprietary plastic blending technology, whereby various kinds of plastic can be mixed without the use of expensive chemical additives. We believe that the uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry from the recycling of computer scrap to the creation of new thermo plastic compounds and, in conjunction with saw dust, to the creation of new versions of wood plastic.

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

We are currently in the process of implementing our business plan and during October 2006 we opened a pilot plant in the EMMTEC Industry & Business Park, The Netherlands. This plant is our showcase for the recycling of plastic waste coming from the WEEE (Waste of Electrical and Electronic Equipment) sector (“eWaste”).

We have a research agreement in place with Polymer Service Center B.V. Groningen (“PSC”) in The Netherlands. PSC is commissioned to accelerate the development and commercialization of the Plastinum technology. The research objectives of the PSC agreement are to:

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

The strategies for commercial implementation of the Plastinum technology range from stand-alone plants, such as the pilot plant described above, to units integrated within an existing plastic processing facility, to licensing arrangements with potential joint-venture partners.

We are currently discussing various possibilities for the acquisition of source materials with interested parties in the European Union (“EU”) as well as in the U.S. and Asia. The potential acquisition strategies would involve either profit sharing collaboration or the straight purchase of source materials. We have not yet reached agreement with any such parties.

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

Plan of Operation

Our plan of operation for the twelve month period following the date of this prospectus is to:

•	Proceed with research and development with PSC for virgin market applications and the development of new virgin compounds.

•	Open a commercial plant in the United States for the recycling of eWaste, planned for the beginning of 2008.

•	Open a commercial plant in the EU for the recycling of eWaste, planned for the beginning of 2008.

We currently have budgeted $7,650,000 in cash expenditures for the twelve month period following the date of this report, including (1) $1,000,000 to cover our projected general and administrative expense during this period; (2) $500,000 for research and development activities; (3) $150,000 to cover our Netherlands showcase facility; (4) $3,000,000 for a United States plant; and (5) $3,000,000 for an EU plant.

We will need to raise additional funds in order to execute our entire business plan, namely, expansion through the set-up of two major eWaste Recycling plants, of which one will be in the Netherlands and one will be in the U.S. We anticipate financing our business plan through a $12,000,000 private placement of securities. We are currently in discussions with prospective purchasers of the private placement securities but no such securities have been sold as of the date of this filing. Should we not be able to raise the necessary funding, we may have to substantially curtail our proposed expansion.

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

RESULTS OF OPERATIONS

We were a wholly owned subsidiary of New Generation Holdings, Inc. (sometimes referred to as “NGH”) as of the year ended December 31, 2005 and through May 24, 2006, and NGH owned approximately 94% of our common stock until February 20, 2007, at which time NGH effected a pro rata distribution of our common stock (commonly referred to as a "spin off") pursuant to which each stockholder of NGH received one share of our common stock for each share of NGH owned by such stockholder. Through June 30, 2006, all of our research and development costs and overhead expenses had been paid or incurred by NGH. Certain overhead and general and administrative expenses had been allocated to us, with the offsetting credit to additional paid-in capital. Allocations of these expenses included officer salaries, accounting and legal fees, rent, and other general office expenses. Management believes that these allocation methodologies were reasonable. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if we had been a separate, independent public entity and had managed these functions.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Operating losses increased from $548,596 in 2006 to $681,620 in 2007. The increase of $133,024 was the result of an increase of $32,690 in general and administrative expenses, from $315,803 in 2006 to $348,493 in 2007, and an increase in research and development expenses of $100,334, from $232,793 in 2006 to $333,127 in 2007. The primary components of our general and administrative expenses are compensation expense and professional fees. Our expenses have increased as we have continued the development of the Plastinum technology, opened our pilot plant during the fourth quarter of 2006, and continue to position ourselves to become an operating company.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Operating losses increased from $732,100 in 2006 to $1,195,536 in 2007. The increase of $463,436 was the result of an increase of $212,682 in general and administrative expenses, from $479,511 in 2006 to $692,193 in 2007, and an increase in research and development expenses of $250,754, from $252,589 in 2006 to $503,343 in 2007. The primary components of our general and administrative expenses are compensation expense and professional fees. Our expenses have increased as we have continued the development of the Plastinum technology, opened our pilot plant during the fourth quarter of 2006, and continue to position ourselves to become an operating company.

LIQUIDITY AND CAPITAL RESOURCES

Until June of 2006, we relied on NGH and advances from our president and CEO to fund our operations. As of February 20, 2007, following the spin-off by NGH of the approximately 94% of the Company’s stock it previously owned, we are operating independently of NGH.

As of June 30, 2007 we had a deficit in working capital of $922,548. For the six months ended June 30, 2007, net cash used by operating activities was $1,285,202, resulting primarily from a loss of $1,231,744.

During the six months ended June 30, 2007, we received $1,093,120 in proceeds from the exercise of warrants to purchase 2,863,223 shares of our common stock, which shares were issued July 20, 2007.

During the six months ended June 30, 2007, we received $211,134 in working capital advances from Mr. Jacques Mot, our president and CEO, to fund operations. As of June 30, 2007, the amount of net unrepaid advances received from Mr. Mot aggregated $668,854. The advances are non-interest bearing.

Our current funding has enabled us to open the pilot plant. We anticipate that financing our full business plan will require $5,000,000 for the opening of the U.S. plant, $5,000,000 for the opening of the EU plant and $2,000,000 for working capital needs. We anticipate raising such funds through a private placement of securities. In connection with such private placement, we are party to an investment advisory agreement with Valley Road Capital. We are currently in discussions with prospective purchasers of the private placement securities but no such securities have been sold as of the date of this filing. Should we not be able to raise the necessary funding, we will not be able to implement our complete business plan.

In addition to the need for substantial capital in order to implement our business plan and expansion, we currently do not have sufficient capital resources to meet projected cash flow deficits for ongoing operations and we will need additional capital to continue our operations. We will endeavor to raise funds through the sale of equity shares, debt financing and revenues from operations. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

For each of the following transactions, we relied upon the exemptions from registration provided by Section 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder or Regulation S based upon (i) the fact that each investor was an accredited or sophisticated investor with experience in investing in securities such that it could evaluate merits and risks related  to our securities and/or were non-U.S. investors; (ii) that no general solicitation of the securities was made by us; (iii) the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act; and (iv) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities.  The shares were issued as follows:

From July 16, 2004 through June 9, 2006, New Generation Holdings, Inc., our parent prior to February 20, 2007 (“NGH”), issued an aggregate of 28,941,570 shares of common stock to non-U.S. citizens or entities pursuant to a private placement conducted by it in reliance on Regulation S under the Securities Act. Pursuant thereto, each purchaser purchased shares of common stock of NGH at a purchase price of $0.10 per share and, in general, received one warrant for the purchase of NGH common stock, exercisable at $0.35 per share, for each share of NGH common stock purchased. Subsequently, in contemplation of the spin-off of Plastinum Polymer Technologies Corp. (“Plastinum”) by NGH, the terms of the warrants were modified to permit their exercise for shares of either NGH common stock or Plastinum common stock, all other terms remaining the same.

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

On February 9, 2007, Didier Bodson exercised warrants to purchase and paid for 50,020 shares of our common stock at an exercise price of $0.35 per share, which shares we issued on July 20, 2007 in reliance on Regulation S under the Securities Act.

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

On March 9, 2007, Gilberte Dejaeger exercised warrants to purchase and paid for 360,000 shares of our common stock at an exercise price of $0.35 per share, which shares we issued on July 20, 2007 in reliance on Regulation S under the Securities Act.

On April 5, 2007, we issued 95,923 shares of our common stock to Robert Scherne in reliance on Section 4(2) of the Securities Act in connection with Mr. Scherne’s agreement with the Company pursuant to which Mr. Scherne has been retained as Chief Financial Officer of the Company on a consulting basis.

During June 2007, the following persons exercised warrants to purchase and paid for the number of shares of our common stock set forth below at an exercise price of $0.35 per share, which shares were issued on July 20, 2007 in reliance on Regulation S under the Securities Act, the proceeds therefrom to be used for working capital purposes:

Carine Mehaudens	48,000
Emiel Vanderstappen	45,000
Geert van der Bruggen	96,000
Gommaire Verbruggen	236,003
Guido Cloetens	50,000
Jan Rasschaert	60,000
Jean Devroe	600,000
Libert Naulaerts	180,000
Luc van Aerschot	78,000
Ludo Oosterhof	84,000
Myriam van Acoleyen	120,000
Rudolf van Eepoel	256,200

During June 2007, the following persons exercised warrants to purchase shares of our common stock on a “net exercise” basis at an exercise price of $0.35 per share, whereby such persons received 0.3 shares of our common stock for each share for which the warrant was exercised. As a result, on July 20, 2007, we issued the following number of shares to such persons in reliance on Regulation S under the Securities Act:

Ghislaine Poedts	4,500
Jean-Pierre Leveugle	4,500
Johan Minner	3,600
Michel Leveugle	3,600
Tahiri Malika Bakkali	7,200
Yannick den Doncker	2,700
Yannick Leveugle	4,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2007, we held our Annual Meeting of Stockholders. At the meeting, (i) each of Jacques Mot and Marcel Rokegem were elected as a Director of the Company and (ii) the other matters voted upon were approved by the record holders of the requisite majority of shares of our common stock outstanding as of the May 17, 2007 record date for the meeting. The following is a summary of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions as to each matter:

MATTER	VOTES FOR	VOTES AGAINST/ WITHHELD	VOTES ABSTAINING
To elect the following Directors to hold office until the next Annual Meeting and until their successors are elected and qualified: Jacques Mot Marcel Rokegem	48,874,906 48,885,806	10,900 0	0 0

To approve the amendment of the Company’s Certificate of Incorporation to change the name of the Company to Plastinum Polymer Technologies Corp.	48,885,806	0	0

To ratify the appointment of Russell Bedford Stefanou Mirchandani LLP as independent auditors of the Company for the fiscal year ending December 31, 2007.	48,885,806	0	0

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6 .	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

3.1	Amended and Restated Certificate of Incorporation***

3.2	By-Laws*

4.1	Specimen Certificate for Common Stock****

10.1	Form of Warrant and Joinder Agreement*

10.2	Debt Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. (f/k/a New Generation Plastic, Inc.) and Jacques Mot dated as of December 7, 2005**

10.3	Plastinum Corp. 2006 Long Term Incentive Plan*

10.4	Election to Convert and Amendment to Debt Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated July 10, 2006*

10.5	Convertible Loan Agreement between Plastinum Corp., Mr. Mot and Mr. Bottinelli dated July 10, 2006*

10.6	Advisory Agreement between New Generation Holdings, Inc., Plastinum and Valley Road Capital dated July 10, 2006 which has been assigned to Plastinum**

10.7	Form of Warrant to purchase Common Stock issued to certain consultants on March 7, 2007***

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002*****

31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002*****

32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002*****

32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002*****

*	Incorporated by reference to the Plastinum Form 10-SB filed on July 12, 2006.

**	Incorporated by reference to Amendment No. 1 to the Plastinum Form 10-SB filed on September 13, 2006.

***	Incorporated by reference to the Plastinum Form SB-2 filed on April 10, 2007.

****	Incorporated by reference to the Plastinum Form 10-KSB for the year ended December 31, 2007 filed on March 6, 2007.

*****	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: August 1, 2007	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: August 1, 2007	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Chief Financial Officer