Form 10QSB
period 2007-09-30
Plastinum Polymer Technologies Corp.
filed 2007-11-13
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes  ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 96,409,836 shares of Common Stock, par value $.01 per share, outstanding as of October 20, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐   No  ☒

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-QSB
For the Quarter Ended September 30, 2007

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

Assets

Current assets:
Cash	$7,594

Total current assets	7,594

Advances receivable - parent	114,485

Total assets	$122,079

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$383,667
Due to stockholder	672,335

Total current liabilities	1,056,002

Convertible notes payable, net of discount of $86,246	413,754

Total liabilities	1,469,756

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $.01 per share; 250,000,000 shares authorized, 96,409,836 shares issued and outstanding	964,098
Additional paid-in capital	8,839,936
Other comprehensive income	(9,124)
Accumulated deficit prior to development stage	(4,221,982)
Deficit accumulated during the development stage	(6,920,605)

Total deficiency in stockholders' equity	(1,347,677)

Total liabilities and deficiency in stockholders' equity	$122,079

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

					Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to
	Three Months ended September 30,		Nine Months ended September 30,		September 30,
	2007	2006	2007	2006	2007

Operating expenses:
General and administrative expenses	$438,300	$517,867	$1,130,493	$997,378	$4,485,195
Depreciation and amortization	-	-	-	-	107,790
Research and development	120,584	40,095	623,927	292,684	2,237,972

Total operating expenses	558,884	557,962	1,754,420	1,290,062	6,830,957

Loss from operations	(558,884)	(557,962)	(1,754,420)	(1,290,062)	(6,830,957)

Interest expense and finance cost	(18,408)	(16,496)	(54,616)	(16,496)	(89,648)

Loss before provisions for taxes	(577,292)	(574,458)	(1,809,036)	(1,306,558)	(6,920,605)

Provision for income taxes	-	-	-	-	-

Net loss	$(577,292)	$(574,458)	$(1,809,036)	$(1,306,558)	$(6,920,605)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding	95,728,249	52,698,997	85,103,075	51,158,648

Comprehensive loss:
Net loss	$(577,292)	$(574,458)	$(1,809,036)	$(1,306,558)
Foreign currency translation gain (loss)	5,606	-	(4,794)	-
Comprehensive loss	$(571,686)	$(574,458)	$(1,813,830)	$(1,306,558)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

						Accumulated Deficit
	Common Stock		Common Stock to be Issued		Additional Paid-in	Prior to Development	During Development	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	49,998,260	$499,983	-	$-	$3,829,789	$(4,196,122)	$-	$-	$133,650

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	(25,860)	-	-	(25,860)

Balance, April 7, 2003	49,998,260	499,983	-	-	3,829,789	(4,221,982)	-	-	107,790

Contribution of capital by parent	-	-	-	-	24,300	-	-	-	24,300

Net loss	-	-	-	-	-	-	(101,880)	-	(101,880)

Balance, December 31, 2003	49,998,260	499,983	-	-	3,854,089	(4,221,982)	(101,880)	-	30,210

Contribution of capital by parent	-	-	-	-	488,427	-	-	-	488,427

Net loss	-	-	-	-	-	-	(518,637)	-	(518,637)

Balance, December 31, 2004	49,998,260	499,983	-	-	4,342,516	(4,221,982)	(620,517)	-	-

Contribution of capital by parent	-	-	-	-	2,522,334	-	-	-	2,522,334

Net loss	-	-	-	-	-	-	(2,522,334)	-	(2,522,334)

Balance, December 31, 2005	49,998,260	499,983	-	-	6,864,850	(4,221,982)	(3,142,851)	-	-

Contribution of capital by parent	-	-	-	-	32,375	-	-	-	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	-	-	486,200	-	-	-	500,500

Issuance of stock for parent liabilities liabilities, June and August, 2006	1,985,584	19,856	-	-	(19,856)	-	-	-	-

Stock based compensation	-	-	-	-	240,268	-	-	-	240,268

Warrants issued with convertible notes	-	-	-	-	126,700	-	-	-	126,700

Currency translation adjustment	-	-	-	-	-	-	-	(4,330)	(4,330)

Net loss	-	-	-	-	-	-	(1,968,718)	-	(1,968,718)

Balance, December 31, 2006	53,413,844	534,139	-	-	7,730,537	(4,221,982)	(5,111,569)	(4,330)	(1,073,205)

Exercise of warrants, February 9, 2007	-	-	50,020	500	17,007	-	-	-	17,507

Issuance of shares upon conversion of former parent preferred stock- issued pursuant to spin off, March 6, 2007	38,672,076	386,720	-	-	(386,720)	-	-	-	-

Exercise of warrants, March 9, 2007	-	-	360,000	3,600	122,400	-	-	-	126,000

Exercise of warrants, March 14, 2007	600,000	6,000	-	-	294,000	-	-	-	300,000

Exercise of warrants, April - June, 2007	-	-	1,853,203	18,532	631,081	-	-	-	649,613

Cashless exercise of warrants, June, 2007	-	-	30,600	306	(306)	-	-	-	-

Shares physically issued, August, 2007	2,293,823	22,938	(2,293,823)	(22,938)	-	-	-	-	-

Exercise of warrants, August, 2007	1,079,289	10,793	-	-	366,958	-	-	-	377,751

Cashless exercise of warrants, August, 2007	254,881	2,549	-	-	(2,549)	-	-	-	-

Shares issued pursuant to spin off	68,851	688	-	-	(688)	-	-	-	-

Shares issued for services	27,072	271	-	-	8,149	-	-	-	8,420

Stock based compensation	-	-	-	-	60,067	-	-	-	60,067

Currency translation adjustment	-	-	-	-	-	-	-	(4,794)	(4,794)

Net loss	-	-	-	-	-	-	(1,809,036)	-	(1,809,036)

Balance, September 30, 2007 (Unaudited)	96,409,836	$964,098	-	$-	$8,839,936	$(4,221,982)	$(6,920,605)	$(9,124)	$(1,347,677)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to
	Nine Months ended September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(1,809,036)	$(1,306,558)	$(6,920,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	65,197	120,134	305,465
Amortization of debt discount	24,707	7,400	40,454
Net expenses paid by parent	-	32,375	3,067,436
Amortization	-	-	107,790
Increase in advance receivable	(106,031)	-	(114,485)
Increase in accounts payable and accrued expenses	112,652	43,531	386,957

Cash used in operating activities	(1,712,511)	(1,103,118)	(3,126,988)

Cash flows from financing activities
Proceeds from exercise of warrants	1,470,871	500,500	1,971,371
Proceeds from sale of convertible notes	-	500,000	500,000
Advances from stockholder	214,615	149,693	672,335

Cash provided by financing activities	1,685,486	1,150,193	3,143,706

Effect of exchange rate changes on cash	(4,794)	-	(9,124)

Net increase in cash	(31,819)	47,075	7,594
Cash, beginning of period	39,413	-	-
Cash, end of period	$7,594	$47,075	$7,594

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through September 30, 2007, we have accumulated losses of $6,920,605.

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and for the nine month periods ended September 30, 2007 and 2006 and from reestablishment of development stage (April 7, 2003) to September 30, 2007 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

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

The accompanying financial statements include the following expenses incurred by NGH on behalf of the Company. Summarized results of the allocated expenses are as follows:

	Nine months ended		For the Period April 7, 2003 (Date of Inception of Development Stage ) through
	September 30, 2007	September 30, 2006	December 31, 2006
Net transfer from NGH - beginning of the period	$3,067,436	$3,035,061	$—
Net transactions with NGH:
Reimbursements	—	(199,225)	(199,225)
Proceeds from exercise of warrants	—	(500,500)	(500,500)

Product development	—	252,589	1,147,194
Officer and other compensation	—	213,274	891,174
Rent	—	6,489	29,159
Audit and legal services	—	123,835	313,495
Other general and administrative	—	135,913	1,386,139
Loss for period, funded by NGH	—	732,100	3,767,161
Net transfer from NGH - end of the period	$3,067,436	$3,067,436	$3,067,436

The nature and amounts of expenses stranded on NGH’s stand alone financial statements are as follows:

	Nine Months ended		For the Period April 7, 2003 (Date of Inception of Development Stage) through
	September 30,	September 30,	December 31,
	2007	2006	2006

Officer and other compensation	$—	$40,500	$423,200
Rent	—	5,243	13,321
Audit and legal services	—	41,278	150,769
Consulting	—	—	349,031
Other general and administrative	—	43,668	117,461
Interest and finance costs	—	4,540,309	8,153,651
NGH stand alone expense	$—	$4,670,998	$9,207,433

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $1,809,036 and $1,306,558 for the nine month periods ended September 30, 2007 and 2006, respectively and, until recently, have had no sources of financing except for that provided by NGH. These factors raise substantial doubt about our ability to continue as a going concern.

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

Plastinum incurred research and development expenses of $120,584 and $40,095 for the three months ended September 30, 2007 and 2006, respectively, and $623,927 and $292,684 for the nine months ended September 30, 2007 and 2006, respectively. We have incurred research and development expenses of $2,237,972 from April 7, 2003 (date of inception of development stage) through September 30, 2007.

Liquidity

As shown in the accompanying financial statements, we incurred net losses of $1,809,036 and $1,306,558 for the nine month periods ended September 30, 2007 and 2006, respectively. For the period from inception of development stage through September 30, 2007, we have accumulated losses of $6,920,605. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 26,678,034 common share equivalents at September 30, 2007 and 7,000,000 at September 30, 2006. For the nine month periods ended September 30, 2007 and 2006, these 26,678,034 and 7,000,000 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

During the nine months ended September 30, 2007, we issued 600,000 shares of common stock upon the exercise of warrants issued with our convertible debt. Gross proceeds from the exercises were $300,000.

During the nine months ended September 30, 2007, we issued 3,342,512 shares of common stock upon the exercise of warrants and received proceeds of $1,170,871. Also, certain warrant holders elected to exercise their warrants pursuant to the cashless exercise provision of the warrants. As a result, warrants to purchase an aggregate of 951,608 shares were exercised on a “cashless” basis into 285,481 shares of our common stock.

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

NOTE C -RELATED PARTY TRANSACTIONS

As of September 30, 2007, we had received advances from our president in the aggregate amount of $672,335 for working capital purposes. The advances are non interest bearing.

On July 12, 2006, our president entered into a Convertible Loan Agreement with us, pursuant to which we borrowed $200,000 from him. The loan is convertible into 400,000 shares of our common stock. In connection with the loan, our president also received warrants to purchase 400,000 shares of our common stock at an exercise price of $0.50 per share.

NOTE D -COMMITMENTS AND CONTINGENCIES

We lease our plant in The Netherlands pursuant to a one year lease with an annual rental of approximately $84,000. The lease expires April 19, 2008.

We have a month to month oral lease for office space located in Geneva, Switzerland.

We pay approximately $430 per month for use of a conference room, on an as needed basis, in New York, NY.

NOTE E -SUBSEQUENT EVENTS

On November 6, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, pursuant to which we issued an aggregate of 17,550 shares of Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”) at a price of $100.00 per share for a total consideration of $1,755,000. The Series B-1 Preferred Stock is a sub-series of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Pursuant to the Purchase Agreement, we may sell and issue up to 120,000 shares of Series B Convertible Preferred Stock (including those sold on November 6, 2007).

The Series B-1 Preferred Stock is convertible into shares of Common Stock at an initial conversion price of $0.38 per share. The Series B-1 Preferred Stock accrues dividends at an annual rate of the Wall Street Journal Prime Rate then in effect, but not less than 8% or greater than 10% per year, payable quarterly, either in cash or, at our election, shares of capital stock.

Pursuant to the Purchase Agreement, each Investor also received a Warrant (collectively, the “Warrants”), exercisable for a five year period to purchase shares of Common Stock in an amount up to 30% of the shares of Common Stock into which the Series B-1 Preferred Stock purchased by such Investor may be exercised at an initial exercise price of $0.57 per share of Common Stock.

In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement pursuant to which we are obligated to register for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Series B-1 Preferred Stock and exercise of the Warrants within ninety days of the Closing under the Purchase Agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements included in this and future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this quarterly report.

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

Going Concern

We have not generated any revenue since the date of our inception and, at present, we have insufficient capital on hand to fund our operations through 2007. While we sold $1,755,000 of securities through a private placement on November 6, 2007 and are currently in discussions with additional prospective purchasers with respect to such private placement securities, there can be no assurance that any additional private placement securities will in fact be sold. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Overview

At September 30, 2007, we were pursuing a business plan related to the Plastinum Process described below and were considered to be in the development stage as defined by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”.

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

We will need to raise additional funds in order to execute our entire business plan, namely, expansion through the set-up of two major eWaste Recycling plants, of which one will be in the Netherlands and one will be in the U.S. We anticipate financing our business plan through a $12,000,000 private placement of securities. On November 6, 2007, we sold $1,755,000 of securities through that private placement. While we are currently in discussions with additional prospective purchasers with respect to the private placement securities, there can be no assurance that any additional private placement securities will in fact be sold. Should we not be able to raise the necessary funding, we may have to substantially curtail our proposed expansion.

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

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Operating losses increased from $557,962 in 2006 to $558,884 in 2007. The increase of $922 was the result of an increase of $80,489 in research and development expenses, from $40,095 in 2006 to $120,584 in 2007, partially offset by a decrease in general and administrative expenses of $79,567, from $517,867 in 2006 to $438,300 in 2007. The primary components of our general and administrative expenses are compensation expense, consulting fees and professional fees. Our expenses have increased as we have continued the development of the Plastinum technology, opened our pilot plant during the fourth quarter of 2006, and continue to position ourselves to become an operating company.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Operating losses increased from $1,290,062 in 2006 to $1,754,420 in 2007. The increase of $464,358 was the result of an increase of $133,115 in general and administrative expenses, from $997,378 in 2006 to $1,130,493 in 2007, and an increase in research and development expenses of $331,243, from $292,684 in 2006 to $623,927 in 2007. The primary components of our general and administrative expenses are compensation expense, consulting fees and professional fees. Our expenses have increased as we have continued the development of the Plastinum technology, opened our pilot plant during the fourth quarter of 2006, and continue to position ourselves to become an operating company.

LIQUIDITY AND CAPITAL RESOURCES

Until June of 2006, we relied on NGH and advances from our president and CEO to fund our operations. As of February 20, 2007, following the spin-off by NGH of the approximately 94% of the Company’s stock it previously owned, we are operating independently of NGH.

As of September 30, 2007 we had a deficit in working capital of $1,048,408. For the nine months ended September 30, 2007, net cash used by operating activities was $1,712,511, resulting primarily from a loss of $1,809,036.

During the nine months ended September 30, 2007, we received $1,470,871 in proceeds from the exercise of warrants to purchase 3,942,512 shares of our common stock.

During the nine months ended September 30, 2007, we received $214,615 in working capital advances from Mr. Jacques Mot, our president and CEO, to fund operations. As of September 30, 2007, the amount of net unrepaid advances received from Mr. Mot aggregated $672,335. The advances are non-interest bearing.

Our current funding has enabled us to open the pilot plant. We anticipate that financing our full business plan will require $5,000,000 for the opening of the U.S. plant, $5,000,000 for the opening of the EU plant and $2,000,000 for working capital needs. We anticipate raising such funds through a private placement of securities. On November 6, 2007, we sold $1,755,000 of securities through that private placement. While we are currently in discussions with additional prospective purchasers with respect to the private placement securities, there can be no assurance that any additional private placement securities will in fact be sold. Should we not be able to raise the necessary funding, we will not be able to implement our complete business plan. In connection with such private placement, we are party to an investment advisory agreement with Valley Road Capital.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During July 2007, the following persons exercised warrants to purchase shares of our common stock on a "net exercise" basis at an exercise price of $0.35 per share, whereby such persons received 0.3 shares of our common stock for each share for which the warrant was exercised. As a result, on August 17, 2007, we issued the following number of shares to such persons in reliance on Regulation S under the Securities Act:

Gommaire Verbruggen	206,402
Marc Cypers de Landrecy	13,320
Vera Wouters	15,000
Willy Clement	20,160

During July and August 2007, the following persons exercised warrants to purchase and paid for the number of shares of our common stock set forth below at an exercise price of $0.35 per share, which shares were issued in reliance on Regulation S under the Securities Act, the proceeds therefrom to be used for working capital purposes:

Gommaire Verbruggen	209,288
Lombard Odier Darier Hentsch & Cie	870,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6 .	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

3.1	Amended and Restated Certificate of Incorporation***

3.2	Certificate of Designation of Series B-1 Convertible Preferred Stock*****

3.3	By-Laws*

4.1	Specimen Certificate for Common Stock****

10.1	Form of Warrant and Joinder Agreement*

10.2	Debt Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. (f/k/a New Generation Plastic, Inc.) and Jacques Mot dated as of December 7, 2005**

10.3	Plastinum Corp. 2006 Long Term Incentive Plan*

10.4	Election to Convert and Amendment to Debt Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated July 10, 2006*

10.5	Convertible Loan Agreement between Plastinum Corp., Mr. Mot and Mr. Bottinelli dated July 10, 2006*

10.6	Advisory Agreement between New Generation Holdings, Inc., Plastinum and Valley Road Capital dated July 10, 2006 which has been assigned to Plastinum**

10.7	Form of Warrant to purchase Common Stock issued to certain consultants on March 7, 2007***

10.8	Form of Securities Purchase Agreement dated November 6, 2007*****

10.9	Form of Registration Rights Agreement dated November 6, 2007*****

10.10	Form of Warrant issued November 6, 2007*****

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002******

31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002******

32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002******

32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002******

*	Incorporated by reference to the Plastinum Form 10-SB filed on July 12, 2006.

**	Incorporated by reference to Amendment No. 1 to the Plastinum Form 10-SB filed on September 13, 2006.

***	Incorporated by reference to the Plastinum Form SB-2 filed on April 10, 2007.

****	Incorporated by reference to the Plastinum Form 10-KSB for the year ended December 31, 2007 filed on March 6, 2007.

*****	Incorporated by reference to the Plastinum Form 8-K filed on November 8, 2007.

******	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: November 13, 2007	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Chief Financial Officer