Form 10KSB
period 2007-12-31
Plastinum Polymer Technologies Corp.
filed 2008-03-28
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 0-52128

PLASTINUM POLYMER TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-4255141
(State or other jurisdiction of incorporation)	(IRS employer identification no.)
10100 Santa Monica Blvd., Suite 300 Los Angeles, CA 90067
Address of principal executive offices) (Zip Code)

Issuer's telephone number: (310) 651-9972

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The issuer's revenues from continuing operations for the year ended December 31, 2007 were $0.

As of February 29, 2008, the registrant had 96,975,378 shares of common stock, par value $0.01 per share, outstanding. The aggregate value of the common stock of the registrant held by non-affiliates as of February 29, 2008 was approximately $15,220,717 based upon the last sale price of $0.30 per share of the registrant’s common stock as reported by the OTC Bulletin Board on February 29, 2008.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

Plastinum Polymer Technologies Corp. ("we," "us,", “our”, "Plastinum" or “the Company") is a Delaware corporation originally formed under the name NG Plastic, Inc. in February of 2000. We changed our name to New Generation Plastic, Inc. in May of 2000. On May 19, 2006, we changed our name to Plastinum Corp. On June 26, 2007, we changed our name to Plastinum Polymer Technologies Corp. Prior to February 20, 2007, we were a subsidiary of New Generation Holdings, Inc. ("NGH"), which owned approximately 94% of our outstanding common stock. On February 20, 2007, NGH effected a pro rata distribution of our common stock (commonly referred to as a "spin off") pursuant to which each stockholder of NGH received one share of our common stock for each share of NGH owned by such stockholder. As a result, NGH no longer has any ownership interest in us.

We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"), and we are currently developing a patented and proprietary technology designed to process and mechanically blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, we intend to market the technology primarily in the United States and the European Union (the "EU"). To date, we have generated no sales revenues, have incurred significant expenses and have sustained significant recurring losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through December 31, 2007, we have accumulated losses of $7,807,599.

Our common stock is approved for quotation and trades on the Over the Counter Bulletin Board under the symbol “PLNU”.  On February 29, 2008, the last sale price of our common stock as reported on the OTC Bulletin Board was $0.30 per share.

Our Spin Off

At December 31, 2006, NGH owned approximately 94% of our issued and outstanding equity securities. On January 31, 2007, NGH filed definitive proxy materials (after having originally filed preliminary proxy materials on July 12, 2006) with the SEC for the purpose of, among other things, approving a pro rata distribution (or "spin off") of Plastinum to NGH’s stockholders whereby the stockholders of NGH would receive one share of Plastinum common stock for each share of NGH common stock the stockholder owned. On February 16, 2007, a meeting of NGH’s stockholders was held where all of the matters to be voted upon as set forth in the definitive proxy materials were approved and/or ratified. The spin off of Plastinum was thereafter effected on February 20, 2007 and NGH no longer owns any interest in us or our business.

Our Business

Plastinum Process

We own a patented plastic blending technology whereby various kinds of plastic can be mechanically mixed, which enables the production of new homogeneous, commercially usable compounds from a varied stream of otherwise incompatible waste plastic or virgin plastic feedstock (the "Plastinum Process").

We believe that the Plastinum Process technology is unique in its ability to combine mixed plastic, including blending different polymers that are normally incompatible, into homogenous compounds (the "Plastinum Compounds") by means of a purely mechanical process. These Plastinum Compounds are created without the use of costly chemical additives, known as compatibilizers, which are typically used to link non-compatible resins.

The core of the Plastinum technology consists of a mechano-chemical chamber that creates in situ compatibilization of otherwise non-compatible polymers, resulting in a continuous mix that offers similar properties as virgin polymers. The process has the ability to mix multiple non-compatible polymers and create new, blended compounds that can be used as ingredients in conventional plastic manufacturing processes.

Market

The uniqueness of the Plastinum Process blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of plastic electronic scrap to the creation of new thermo plastic compounds.

Focusing on the current WEEE (Waste Electrical and Electronic Equipment) European Union (EU) legislation, we have specifically targeted the mixed plastic computer and consumer electronics scrap sector for the launch of our first commercial-size plant. Additionally we have researched the California eWaste market which focuses on pure computer scrap in anticipation of opening a second plant in Los Angeles, California. Currently, in this sector, plastic recycling technologies rely on sorting and separating the different plastics by type of polymer prior to recycling. This whole process is inefficient and expensive and delivers an unfinished product; hence most plastic is dumped in landfills or incinerated with troublesome ecological implications.

We believe that our blending technology is unique and can add value particularly in this sector, since it can treat various types of plastic scrap, and it does not require separation or chemical additives (compatibilizers). More importantly, we believe that the process is environmentally friendly and can be undertaken on economically viable terms. We believe that the cost to manufacturers or other users of our recycled plastic compound will be lower than virgin ABS cost.

Recent Developments

On March 3, 2008, we announced that we were set to produce top-quality thermoplastic from electronic and electrical waste with the commercialization of our first compounds made from recycled mixed post-consumer plastics and utilizing our proprietary Blendymer technology: the Infinymer Sml 31.1 and the Infinymer Ssl 31.1. The Sml 31.1 is formed by a polystyrenic base and the Ssl 31.1 by a polyolefinic base. Both Blendymer compounds have the advantage that their composition and structure mean they can be used in a variety of ways - not only as new electrical and electronic components, but also in products ranging from piping to furniture, from lighting to sports equipment, from luggage to gardening tools. Further, certain properties of the Infinymers can be adjusted to suit customers' needs.

Competition

Our major competitors consist of companies that purchase mixed plastic waste in order to separate and regrind, which entails a different process from our blending process. The separation process is complex and may result in a large loss of material, which makes that process more costly than our blending process. Also the separation process delivers an unfinished product, whereas the Plastinum Compounds are end products usable within the polymer processing industry without further modification. Therefore, we believe that our main competition will be within the acquisition of eWaste materials.

Patents

The Plastinum Process is currently protected by U.S. Patent Number 6,107,400 and European Patent Number 92907183.5-2307. To date, we have not been involved in any patent infringement or trade secret actions.

Research and Development

During 2007 and 2006, we spent approximately $1,028,000 and $719,000, respectively, on research and development of the Plastinum technology. Through December 31, 2007, we have spent approximately $2,642,000 on research and development of the Plastinum technology. We anticipate expending approximately $1,000,000 towards research and development activities during the next twelve months in connection with the continued development of the Plastinum technology.

Number of Employees

As of February 29, 2008, we had ten employees, including Jacques Mot, our Chief Executive Officer, and Nils Berten, our Chief Operating Officer, and through our Dutch subsidiary, Rene Schutte, our Chief Technology Officer, and six plant employees in The Netherlands. We also use independent contractors to fulfill various research and development and administrative functions.

Environmental Matters

We believe that we are in compliance with all current federal, state and EU environmental laws and currently have no costs associated with compliance with environmental laws or regulations. However there can be no assurance that such costs will not be incurred in future to the extent the Plastinum Process technology is exploited.

Dependence On Key Customers; Major Suppliers

We do not as yet have any customers or suppliers and are therefore not dependent on any customer or supplier.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our plant in The Netherlands pursuant to a lease with an annual rental of approximately $84,000. The lease is scheduled to terminate on April 19, 2008, but renewable for consecutive 12 month periods at our option.

We have a month to month oral lease for approximately 150 square feet of office space located at 30 Blvd Helvetique CH-1204, Geneva, Switzerland.

We pay approximately $430 per month for use of a conference room, on an as needed basis, at 245 Park Avenue, New York, NY.

We pay approximately $300 per month for use of a conference room, on an as needed basis, at 10100 Santa Monica Blvd, Los Angeles, CA.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock began trading on the OTC Bulletin Board under the symbol “PLNU” during April 2007. On February 29, 2008, the last sales price for our common stock as reported by the OTC Bulletin Board was $0.30 per share.

The following table sets forth for the periods indicated the high and low sales prices for our common stock for the period from April 1, 2007 through December 31, 2007 as reported by the OTC Bulletin Board.

	High	Low
4th Quarter 2007, ended 12/31/07	$0.48	$0.32
3rd Quarter 2007, ended 9/30/07	$0.54	$0.40
2nd Quarter 2007, ended 6/30/07	$0.75	$0.40

HOLDERS

The number of record holders of our common stock as of February 29, 2008, was approximately 164 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

DIVIDEND POLICY

We have not paid any dividends since our inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,000,000	$0.10	12,000,000
Equity compensation plans not approved by security holders	-		-
Total	3,000,000		12,000,000

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as disclosed by us in previous filings with the Securities and Exchange Commission and except as follows:

During November 2007, the following persons exercised warrants to purchase shares of our common stock on a "net exercise" basis at an exercise price of $0.35 per share, whereby such persons received 0.1026 shares of our common stock for each share for which the warrant was exercised. As a result, we issued the following number of shares to such persons in reliance on Regulation S under the Securities Act:

Ghuilain Kiekens	3,076
Rudy Vunck	3,076
Adolf Cayet	6,153
Carine Mehaudens	25,846
Tom van Helleputte	6,153
Guy Goditiabois	5,005
Jean Devroe	29,015
Isabelle Matthijs	14,461
Philip Cayet	20,923
Myriam van Acoleyen	20,923
Pierre Cayet	20,923
Victor van Bos	25,179
Almaplus BVBA	48,153

During November 2007, the following persons exercised warrants to purchase and paid for the number of shares of our common stock set forth below at an exercise price of $0.35 per share in reliance on Regulation S under the Securities Act, the proceeds therefrom to be used for working capital purposes:

Ignance de Meyer	30,000
Geert van der Bruggen	146,000
Isabelle Matthijs	109,000
Andre de Backer	30,000

During November 2007, we issued the following number of shares of our Series B-1 Convertible Preferred Stock to the following persons for a purchase price of $100.00 per share in reliance on Regulation S under the Securities Act, the proceeds therefrom to be used for working capital purposes and towards the establishment of a plant in California:

Bernard Droux	5,000
Lamont Inc.	1,000
Costantiono Tassotti	500
Alberto Scalea	750
Geoerges Bindschedler	1,000
Richard Von Tscharner	3,800
Muriel Rochat	3,000
Periangelo Bottinelli	2,500
Byfelt Company Limited	2,500
Catherine de Tscharner	1,000

Each share of Series B-1 Convertible Preferred Stock is convertible into such number of shares of our common stock as is determined by dividing $100 by the initial conversion price of $0.38 per share (or approximately 263.16 shares of common stock), subject to adjustment as contained in the Certificate of Designation of the Series B-1 Convertible Preferred Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no repurchases of equity securities by the us or any affiliated purchasers during the fourth quarter of the year ended December 31, 2007.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Critical Accounting Policies

Our Management Discussion and Analysis or Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies and pronouncements involve the most complex, difficult and subjective estimates and judgments:

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

Going Concern

We have not generated any revenue since the date of our inception and, at present, we have insufficient capital on hand to fund our operations through 2008. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("FAS No. 160"). FAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in fiscal years beginning October 1, 2009. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

Management's Plan of Operation

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

Overview

At December 31, 2007, we were pursuing a business plan related to the Plastinum Process described below and were considered to be in the development stage as defined by SFAS No. 7, “ Accounting and reporting by Development Stage Enterprises“.

The Plastinum Process

Plastinum owns and is developing patented and proprietary plastic blending technology, whereby various kinds of plastic can be mixed without the use of expensive chemical additives (the “Plastinum Process”). We believe that the uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry from the recycling of computer scrap to the creation of new thermo plastic compounds and, in conjunction with saw dust, to the creation of new versions of wood plastic.

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

We are currently in the process of implementing our business plan and during October 2006 we opened a pilot plant in the EMMTEC Industry & Business Park, The Netherlands. This plant is our showcase for the recycling of plastic waste coming from the WEEE sector (“eWaste”). We have specifically targeted the mixed plastic computer and consumer electronics scrap sector for the launch of our first commercial-size plant in the Netherlands. Additionally we have researched the California eWaste market which focuses on pure computer scrap in anticipation of opening a second plant in Los Angeles, California. Currently, in this sector, plastic recycling technologies rely on sorting and separating the different plastics by type of polymer prior to recycling. This whole process is inefficient and expensive and delivers an unfinished product; hence most plastic is dumped in landfills or incinerated with troublesome ecological implications

We have a research agreement in place with Polymer Service Center B.V. Groningen (“PSC”) in The Netherlands. PSC is commissioned to accelerate the development and commercialization of the Plastinum technology. The research objectives of the PSC agreement are to:

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

The strategies for commercial implementation of the Plastinum technology range from stand-alone plants, such as the plants described above, to units integrated within an existing plastic processing facility, to licensing arrangements with potential joint-venture partners.

We are currently discussing various possibilities for the acquisition of source materials with interested parties in the EU as well as in the U.S. and Asia. The potential acquisition strategies would involve either profit sharing collaboration or the straight purchase of source materials. We have not yet reached agreement with any such parties.

In the EU, it is anticipated that source materials will be purchased from specific sources. We are currently being assisted by two separate waste consulting and trading companies, both located in The Netherlands. Both companies have preliminarily indicated that they will assist in the organization of the supply of plastic eWaste and/or sale of the finished products. Terms are being negotiated but these companies understand that if we reach agreement with them, we intend to pay them based on sales of the Plastinum products

Plan of Operation

Our plan of operation for the twelve month period following the date of this report is to:

•	Proceed with research and development with PSC for virgin market applications and the development of new virgin compounds.

•	Open a commercial plant in the United States for the recycling of eWaste, planned for 2008.

•	Open a commercial plant in the EU for the recycling of eWaste, planned for the beginning of 2008.

We currently have budgeted $8,150,000 in cash expenditures for the twelve month period following the date of this report, including (1) $1,000,000 to cover our projected general and administrative expense during this period; (2) $1,000,000 for research and development activities; (3) $150,000 to cover our Netherlands showcase facility; (4) $3,000,000 for a United States plant; and (5) $3,000,000 for an EU plant.

We will need to raise additional funds in order to execute our entire business plan, namely, expansion through the set-up of two major eWaste Recycling plants, of which one will be in the Netherlands and one will be in the U.S. We anticipate financing our business plan through completion of a $12,000,000 private placement of securities. During November 2007, we sold $2,105,000 of securities through that private placement. While we are currently in discussions with additional prospective purchasers with respect to the private placement securities, there can be no assurance that any additional private placement securities will in fact be sold. Should we not be able to raise the necessary funding, we may have to substantially curtail our proposed expansion.

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

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Operating losses increased from $1,933,686 in 2006 to $2,630,936 in 2007. The increase of $697,250 was the result of an increase of $388,308 in general and administrative expenses, from $1,214,246 in 2006 to $1,602,554 in 2007, and an increase in research and development expenses of $308,629, from $719,440 in 2006 to $1,028,069 in 2007. The primary components of our general and administrative expenses are compensation expense, consulting and professional fees and travel expenses. Our expenses have increased as we have continued the development of the Plastinum technology, opened our pilot plant during the fourth quarter of 2006, and continue to position ourselves to become an operating company.

We were a wholly owned subsidiary of NGH through May 24, 2006, and NGH owned approximately 94% of our common stock until February 20, 2007, at which time NGH effected a pro rata distribution of our common stock (commonly referred to as a "spin off") pursuant to which each stockholder of NGH received one share of our common stock for each share of NGH owned by such stockholder. Through June 30, 2006 all of our research and development costs and overhead expenses have been paid or incurred by NGH. Certain overhead and general and administrative expenses have been allocated to us, with the offsetting credit to additional paid-in capital. Allocations of these expenses include officer salaries, accounting and legal fees, rent, and other general office expenses. Management believes that these allocation methodologies are reasonable. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent public entity and had managed these functions. We may incur additional general administrative expenses and other costs as a result of operating independently of NGH.

Liquidity and Capital Resources

As of December 31, 2007 we had working capital of $99,884. For the year ended December 31, 2007, net cash used by operating activities was $2,659,346, resulting primarily from a loss of $2,696,030.

During 2007, we received $1,581,151 in proceeds from the exercise of warrants to purchase 4,257,512 shares of our common stock.

During 2007, we received $34,719 in net working capital advances from Mr. Jacques Mot, our president and CEO, to fund operations. As of December 31, 2007, the amount of net unrepaid advances received from Mr. Mot aggregated $492,439. The advances are non-interest bearing

During November and December 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, pursuant to which we issued an aggregate of 21,050 shares of Series B-1 Redeemable Convertible Preferred Stock (the “Series B-1 Preferred Stock”) at a price of $100.00 per share for a total consideration of $1,984,750. The Series B-1 Preferred Stock is a sub-series of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). We have designated 120,000 shares of preferred stock as Series B Preferred Stock, which may be issued in one or more sub-series, and as of December 31, 2007 have authorized the issuance of 23,550 shares of Series B-1 Preferred Stock (including those sold during November and December 2007).

The Series B-1 Preferred Stock is convertible into shares of Common Stock at an initial conversion price of $0.38 per share, subject to adjustment for customary anti-dilution provisions. The Series B-1 Preferred Stock accrues dividends at an annual rate of the Wall Street Journal Prime Rate then in effect, but not less than 8% or greater than 10% per year, payable quarterly, either in cash or, at our election, shares of capital stock.

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

As of December 31, 2006 we had a deficit in working capital of $692,612. For the year ended December 31, 2006, net cash used by operating activities was $1,414,477, resulting from a loss of $1,968,718 partially offset by stock based compensation expense of $240,268 and an increase in accounts payable and accrued expenses of $274,305.

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

On July 10, 2006, we entered into a Convertible Loan Agreement with Mr. Jacques Mot and a third party pursuant to which we borrowed an aggregate of $500,000. The loans are convertible into an aggregate of 1,000,000 shares of our Common Stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $.50 per share. On March 14, 2007, the warrants held by the third party were exercised, resulting in the issuance of 600,000 shares of our common stock and proceeds to us of $300,000.

Our current funding has enabled us to open the pilot plant. We anticipate that financing our full business plan will require $5,000,000 for the opening of the U.S. plant, $5,000,000 for the opening of the EU plant and $2,000,000 for working capital needs. We anticipate raising such funds through a private placement of securities. As described above, during November 2007, we sold $2,105,000 of securities through that private placement. While we are currently in discussions with additional prospective purchasers with respect to the private placement securities, there can be no assurance that any additional private placement securities will in fact be sold. Should we not be able to raise the necessary funding, we will not be able to implement our complete business plan. In connection with such private placement, we are party to an investment advisory agreement with Valley Road Capital.

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

There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have a material adverse effect on our financial position and results of operations and our ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our plastic services and products. There can be no assurance that additional private or public financings including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Risks Relating to Our Business

Limited Operating History as Stand-Alone Company

Our operating history as an independent public company began on February 20, 2007 with the completion of the spin off by New Generation Holdings, Inc. (“NGH”) of the approximately 94% of our shares of common stock which it owned. We have not yet generated any operating revenue. There can be no assurance that we will generate operating revenue in the future or that we will be able to put in place the financial and administrative structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of our management's time and other resources.

Our Board of Directors and Management Own a Significant Amount of Our Common Stock

As of February 29, 2008, our board of directors and management team held approximately 41.6% of our shares, on a fully-diluted basis assuming the exercise or conversion of all outstanding currently exercisable or convertible derivative securities held by them.  These individuals will collectively continue to have significant control over our operations and affairs.

Employees

As of February 29, 2008, we had ten employees, including Jacques Mot, our Chief Executive Officer, and Nils Berten, our Chief Operating Officer, and through our Dutch subsidiary, Rene Schutte, our Chief Technology Officer, and six plant employees in The Netherlands. Prior to January 1, 2005, Mr. Mot served as a consultant. As we grow, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Potential Fluctuations In Quarterly Operating Results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside of our control, including: the demand for products or services we may develop; seasonal trends in purchasing; the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the consumer plastics recycling industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly, at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our management. To a very significant degree, we are dependent upon the continued services of Jacques Mot, our president and chief executive officer. If we lost the services of Mr. Mot before we could get a qualified replacement, that loss could materially adversely affect our business. We do not maintain key man life insurance on Mr. Mot.

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

Doubt as to Ability to Continue as Going Concern

Our independent certified public accountant has stated in their report included in this filing that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent on our ability to develop revenues and to obtain financing from outside sources. We are currently a party to an investment advisory agreement with Valley Road Capital whose purpose is to arrange a private placement of up to $12,000,000 of the Company’s securities. During November 2007, we sold $2,105,000 of securities through that private placement. While we are currently in discussions with additional prospective purchasers with respect to the private placement securities, there can be no assurance that any additional private placement securities will in fact be sold. Should we be unable to develop revenues or obtain necessary financing, we may have to curtail our operations, which may have a material adverse effect on our financial position and results of operations and our ability to continue as a going concern.

Limitation Of Liability And Indemnification Of Officers And Directors

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our certificate of incorporation provides, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our certificate of incorporation and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Management Of Potential Growth

Subject to receipt of financing, we hope to experience rapid growth which, if achieved, will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand.

There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our systems, procedures or controls will be adequate to support our expanded operations, or that we will be able to obtain facilities to support our growth. Our inability to effectively manage our future growth would have a material adverse effect on us.

Disclosure Controls and Procedures

We currently have only ten employees, including through our Dutch subsidiary. Given our limited personnel and limited resources, we may be unable to maintain effective controls to insure that we are able to make all required public filings in a timely manner. Given similar limited personnel and limited finances, NGH, our parent until February 20, 2007, was not previously able to maintain effective controls to insure that they make all required public filings in a timely manner. If we do not make all public filings in a timely manner, our shares of common stock may be delisted from the OTC Bulletin Board. We could also be subject to regulatory action and/or lawsuits by stockholders.

Quantitative And Qualitative Disclosure About Market Risk

We believe that we do not have any material exposure to interest rate or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in Euros, with the balance in U.S. dollars and Swiss franc. Our functional currency has been the Euro. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, due to our limited operations, our lack of revenue and that the Euro and Swiss franc are not highly inflational,, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations other than $500,000 in convertible debt. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Risks Relating to Our Common Stock

Resale of Shares Recently Registered Could Adversely Affect the Market Price of Our Common Stock and Our Ability to Raise Additional Equity Capital

During the twelve months ending December 31, 2007, we registered for resale under the Securities Act of 1933, as amended, 26,607,861 shares of our common stock. To the extent that these shares have not yet been resold, their resale in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell our shares at times and prices that you feel are appropriate. Furthermore, we expect that, because a large number of shares were registered, the selling stockholders will continue to offer those for a significant period of time, the precise duration of which we cannot predict. Accordingly, the adverse market and price pressures resulting from such sales may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

Certificate of Incorporation Grants the Board of Directors the Power to Designate and Issue Additional Shares of Common and/or Preferred Stock.

Our authorized capital consists of 260,000,000 shares, of which 250,000,000 are designated as common stock, par value $.01 per share, and 10,000,000 shares are designated as preferred stock, par value $.01 per share.

Our certificate of incorporation grants our Board of Directors authority to, without any action by our stockholders, designate and issue, from our authorized capital, shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of the common stock offered hereby.  Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our stockholders and may dilute our book value.

Lack of Liquid  Trading Market for Common Stock

Although our stock is quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol “PLNU”, our trading history is limited and the market for our common stock is not liquid as there have been days when our stock did not trade even though it is was quoted.

Limited Market Due To Penny Stock

Our stock differs from many stocks, in that it is considered a penny stock. The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute penny stock within the meaning of the rules, the rules would apply to our securities and us. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

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

Furthermore, the penny stock designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock. Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

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

The Trading Price Of Our Common Stock May Decrease Due To Factors Beyond Our Control

The trading price of our common stock will be subject to significant fluctuations in response to numerous factors, including:

•	Variations in anticipated or actual results of operations;

•	Announcements of new products or technological innovations by us or our competitors;

•	Changes in earnings estimates of operational results by analysts;

•	Results of product demonstrations;

•	Inability of market makers to combat short positions on the stock;

•	Inability of the market to absorb large blocks of stock sold into the market;

•	Comments about us or our markets posted on the Internet.

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

Sarbanes-Oxley and Federal Securities Laws Reporting Requirements Can Be Expensive

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to shareholders, are significant and may increase in the future.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

INFLATION

We believe that inflation has not had a material effect on our operations to date.

RECENT DEVELOPMENTS

On March 3, 2008, we announced that we were set to produce top-quality thermoplastic from electronic and electrical waste with the commercialization of our first compounds made from recycled mixed post-consumer plastics and utilizing our proprietary Blendymer technology: the Infinymer Sml 31.1 and the Infinymer Ssl 31.1. The Sml 31.1 is formed by a polystyrenic base and the Ssl 31.1 by a polyolefinic base. Both Blendymer compounds have the advantage that their composition and structure mean they can be used in a variety of ways - not only as new electrical and electronic components, but also in products ranging from piping to furniture, from lighting to sports equipment, from luggage to gardening tools. Further, certain properties of the Infinymers can be adjusted to suit customers' needs.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herewith: the Company's audited Financial Statements as of and for the fiscal year ended December 31, 2007 and December 31, 2006.

PLASTINUM POLYMER TECHNOLOGIES CORP.

INDEX TO FINANCIAL STATEMENTS

Page
For the Fiscal Years Ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Losses for the Years ended December 31, 2007 and 2006 and for cumulative period from April 7, 2005 (date of inception as development stage enterprise) to December 31, 2007	F-5

Consolidated Statements of Deficiency in Stockholders’ Equity for the Years ended December 31, 2007	F-6

Consolidated Statements of Cash Flows for Years ended December 31, 2007 and 2006 and for cumulative period from April 7, 2005 (date of inception as development stage enterprise) to December 31, 2007	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
Plastinum Polymer Technology Corp.
New York, New York

We have audited the accompanying consolidated balance sheet of Plastinum Polymer Technology Corp. ("Company"), a development stage Company, as of December 31, 2007 and 2006, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2007 and for the period April 7, 2003 (date of inception as a development stage enterprise) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plastinum Polymer Technology Corp. as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and from April 7, 2003 (date of inception as a development stage enterprise ) to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
Certified Public Accountants

New York, New York
March 8, 2008

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
Assets

Current assets:
Cash	$925,000	$39,413
Prepaid expense	3,465	-
Value added tax refunds receivable	78,064	-

Total current assets	1,006,529	39,413

Equipment, net	7,208	-

Advances receivable - former parent	192,042	8,454

Total assets	$1,205,779	$47,867

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable	$235,028	$255,127
Accrued salary	120,000	-
Accrued interest	59,178	19,178
Due to stockholder	492,439	457,720

Total current liabilities	906,645	732,025

Convertible notes payable, net of discount of $77,920 and $110,953	422,080	389,047

Total liabilities	1,328,725	1,121,072

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized, 21,050 shares issued and outstanding, net (Face value $2,105,000)	1,523,597	-

Deficiency in stockholders' equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized, 96,953,722 and 53,413,844 shares issued and outstanding, respectively	969,537	534,139
Additional paid-in capital	9,465,997	7,730,537
Other comprehensive income	(52,496)	(4,330)
Accumulated deficit prior to development stage	(4,221,982)	(4,221,982)
Deficit accumulated during the development stage	(7,807,599)	(5,111,569)

Total deficiency in stockholders' equity	(1,646,543)	(1,073,205)

Total liabilities and deficiency in stockholders' equity	$1,205,779	$47,867

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSSES

			Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to
	Years ended December 31,		December 31,
	2007	2006	2007

Operating expenses:
General and administrative expenses	$1,602,554	$1,214,246	$4,957,256
Depreciation and amortization	313	-	108,103
Research and development	1,028,069	719,440	2,642,114

Total operating expenses	2,630,936	1,933,686	7,707,473

Loss from operations	(2,630,936)	(1,933,686)	(7,707,473)

Interest expense, net	(65,094)	(35,032)	(100,126)

Loss before provision for income taxes	(2,696,030)	(1,968,718)	(7,807,599)

Provision for income taxes	-	-	-

Net loss	(2,696,030)	(1,968,718)	(7,807,599)

Accretion of preferred dividends and discount	(56,034)	-	(56,034)

Net loss attributable to common shareholders	$(2,752,064)	$(1,968,718)	$(7,863,633)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding	88,024,357	51,846,549

Comprehensive loss:
Net loss	$(2,696,030)	$(1,968,718)
Foreign currency translation loss	(48,166)	(4,330)

Comprehensive loss	$(2,744,196)	$(1,973,048)

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

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

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

Exercise of warrants, March 9, 2007	-	-	360,000	3,600	122,400	-	-	-	126,000

Exercise of warrants, March 14, 2007	600,000	6,000	-	-	294,000	-	-	-	300,000

Exercise of warrants, April - June, 2007	-	-	1,853,203	18,532	631,081	-	-	-	649,613

Cashless exercise of warrants, June, 2007	-	-	30,600	306	(306)	-	-	-	-

Shares physically issued, August, 2007	2,293,823	22,938	(2,293,823)	(22,938)	-	-	-	-	-

Exercise of warrants, August, 2007	1,079,289	10,793	-	-	366,958	-	-	-	377,751

Cashless exercise of warrants, August, 2007	254,881	2,549	-	-	(2,549)	-	-	-	-

Shares issued pursuant to spin off	68,851	688	-	-	(688)	-	-	-	-

Shares issued for services	27,072	271	-	-	8,149	-	-	-	8,420

Exercise of warrants, October and November, 2007	315,000	3,150	-	-	107,130	-	-	-	110,280

Cashless exercise of warrants, November, 2007	228,886	2,289	-	-	(2,289)	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	208,462	-	-	-	208,462

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	308,725	-	-	-	308,725

Stock based compensation	-	-	-	-	120,134	-	-	-	120,134

Accretion of preferred discount	-	-	-	-	(31,502)	-	-	-	(31,502)

Accretion of preferred dividends	-	-	-	-	(24,532)	-	-	-	(24,532)

Currency translation adjustment	-	-	-	-	-	-	-	(48,166)	(48,166)

Net loss	-	-	-	-	-	-	(2,696,030)	-	(2,696,030)

Balance, December 31, 2007	96,953,722	$969,537	-	$-	$9,465,997	$(4,221,982)	$(7,807,599)	$(52,496)	$(1,646,543)

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to
	Years ended December 31,		December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(2,696,030)	$(1,968,718)	$(7,807,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	128,554	240,268	368,822
Amortization of debt discount	33,033	15,747	48,780
Net expenses paid by parent	-	32,375	3,067,436
Depreciation and amortization	313	-	108,103
Increase in value added tax refund receivable	(78,064)	-	(78,064)
Increase in prepaid expense	(3,465)		(3,465)
Increase in advance receivable	(183,588)	(8,454)	(192,042)
Increase in accounts payable and accrued expenses	139,901	274,305	414,206

Cash used in operating activities	(2,659,346)	(1,414,477)	(4,073,823)

Cash flows from financing activities Purchase of equipment	(7,521)	-	(7,521)

Cash flows from financing activities
Proceeds from exercise of warrants	1,581,151	500,500	2,081,651
Proceeds from sale of redeemable preferred stock	1,984,750	-	1,984,750
Proceeds from sale of convertible notes	-	500,000	500,000
Advances from stockholder	34,719	457,720	492,439

Cash provided by financing activities	3,600,620	1,458,220	5,058,840

Effect of exchange rate changes on cash	(48,166)	(4,330)	(52,496)

Net increase in cash	885,587	39,413	925,000
Cash, beginning of period	39,413	-	-
Cash, end of period	$925,000	$39,413	$925,000

Supplemental disclosure of non-cash financing activities:

Accrued liabilities settled in common stock	$3,290	$633,595
Value attributed to warrants issued with redeemable preferred stock	208,462	-
Value attributed to warrants issued with debt	-	126,700
Beneficial conversion feature of redeemable preferred stock	308,725	-
Accretion of discount on redeemable preferred stock	31,502	-
Accretion of dividend on redeemable preferred stock	24,532	-

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Plastinum Polymer Technologies Corp. (“we”, “us”,“our company“, “our”,  “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and we are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through December 31, 2007, we have accumulated losses of $7,807,599.

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

The accompanying financial statements include the following expenses incurred by NGH through June of 2006 on behalf of the Company. Summarized results of the allocated expenses are as follows:

	2006	For the Period April 7, 2003 (Date of Inception of Development Stage) through December 31, 2006
Net transfer from NGH - beginning of the period	$3,035,061	$-
Net transactions with NGH:
Reimbursements	(199,225)	(199,225)
Proceeds from exercise of warrants	(500,500)	(500,500)
Product development	252,589	1,147,194
Officer and other compensation	213,274	891,174
Rent	6,489	29,159
Audit and legal services	123,835	313,495
Other general and administrative	135,913	1,386,139
Loss for period, funded by NGH	732,100	3,767,161

Net transfer from NGH - end of the period	$3,067,436	$3,067,436

The nature and amounts of expenses stranded on NGH’s stand alone financial statements through June 30, 2006 are as follows:

	2006	For the Period April 7, 2003 (Date of Inception of Development Stage) through December 31, 2006

Officer and other compensation	40,500	423,200
Rent	5,243	13,321
Audit and legal services	93,552	150,769
Consulting	-	349,031
Other general and administrative	43,668	117,461
Interest and finance costs	6,472,670	8,153,651

NGH stand alone expense	$6,655,633	$9,207,433

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $2,696,030 and $1,968,718 for the years ended December 31, 2007 and 2006, respectively and, until recently, have had no sources of financing except for that provided by NGH. These factors raise substantial doubt about our ability to continue as a going concern.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and to obtain financing from outside sources. The Company is currently a party to an investment advisory agreement with Valley Road Capital whose purpose is to arrange a private placement of up to $12,000,000 of the Company's securities. During November 2007, the Company sold $2,105,000 of securities through that private placement. While the Company is currently in discussions with additional prospective purchasers with respect to the private placement securities, there can be no assurance that any additional private placement securities will in fact be sold. Management is also attempting to secure ongoing revenue relationships for our products. We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States. Should we be unable to develop revenues or obtain necessary financing, we may have to curtail our operations, which may have a material adverse effect on our financial position and results of operations and our ability to continue as a going concern.

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

Plastinum incurred research and development expenses of $1,028,069, $719,440 and $2,642,114 for the years ended December 31, 2007 and 2006, and from April 7, 2003 (date of inception of development stage) through December 31, 2007, respectively.

Liquidity

As shown in the accompanying financial statements, we incurred net losses of $2,696,030 and $1,968,718 for the years ended December 31, 2007 and 2006, respectively. For the period from inception of development stage through December 31, 2007, we have accumulated losses of $7,807,599. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 31,332,650 common share equivalents at December 31, 2007 and 32,586,570 at December 31, 2006. For the years ended December 31, 2007 and 2006, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Stock-Based Compensation

We account for our share-based compensation under the provisions of FASB Statement No. 123(R), “Share-Based Payment”, (“FAS 123R”). We adopted FAS 123R as of January 1, 2006, using the modified prospective application method. We did not have any unvested amounts of stock based compensation grants issued and outstanding at the date of implementation.

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three years, the estimated useful lives of the property and equipment.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("FAS No.160"). FAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in fiscal years beginning October 1, 2009. The Company does not expect that the adoption of this standard will have a material impact on its financial position, operations or cash flows

NOTE B - CAPITAL STOCK AND STOCKHOLDER’S EQUITY

As of December 31, 2005 we were authorized to issue 1,000 shares of common stock with a par value of $.01 per share. On May 19, 2006 we effected a stock split of 49,998.26 to 1. After the split, there were 49,998,260 common shares outstanding, all then held by NGH. After the stock split, we issued an aggregate of 3,415,584 shares for common stock to consultants and pursuant to the exercise of warrants. On July 5, 2006, we amended our certificate of incorporation to increase our authorized shares to 260,000,000, 250,000,000 common and 10,000,000 preferred.

All references to share and per share amounts in these financial statements have been retroactively adjusted to reflect the stock split.

Since the reestablishment of development stage operations, our operations had been funded by our former parent, NGH, through June, 2006. NGH retained the proceeds received from the exercise of warrants into our common stock on May 24, 2006. These proceeds aggregated $500,500. We have allocated certain overhead expenses paid by NGH to our operations. All funds expended by NGH on our behalf have been recorded as additional paid-in capital.

In anticipation of the spinoff transaction described in Note A, NGH amended its existing common stock purchase warrants, to permit, at the holder's election, the exercise of the warrants to purchase shares of our common stock or NGH common stock. The Plastinum shares issuable upon exercise of warrants will be issued in the same amounts and for the same exercise price as the warrants for shares of NGH. The total number of NGH warrants exercisable into Plastinum common stock is 17,745,750 at December 31, 2007, with a weighted average exercise price of $0.35 per share.

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

During the year ended December 31, 2007, we issued 600,000 shares of common stock upon the exercise of warrants issued with our convertible debt. Gross proceeds from the exercises were $300,000.

During the year ended December 31, 2007, we issued 3,657,512 shares of common stock upon the exercise of warrants and received proceeds of $1,281,151. Also, certain warrant holders elected to exercise their warrants pursuant to the cashless exercise provision of the warrants. As a result, warrants to purchase an aggregate of 3,183,308 shares were exercised on a “cashless” basis into 514,367 shares of our common stock.

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

On July 10, 2006, we issued options to purchase 3,000,000 shares of common stock to each of two employees. The options vest over a three year period with 1,000,000 options vesting on each of the first second and third anniversaries of the grant date. The options have an exercise price of $0.10 per share and expire five years after date of grant. The options have been valued at $1,441,609 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The compensation expense is being recorded over the vesting period.

On August 1, 2006, we issued an aggregate of 714,847 shares of common stock in consideration for services provided pursuant to consulting agreements with NGH.

NOTE C – REDEEMABLE PREFERRED STOCK AND WARRANT UNIT OFFERING

We have designated 120,000 shares of preferred stock as Series B convertible preferred stock, which may be issued in one or more sub-series, and have authorized the issuance of 23,550 shares of Series B-1 convertible preferred stock. The Series B-1 Preferred Stock is convertible into shares of our common Stock at an initial conversion price of $0.38 per share, subject to adjustment for customary anti-dilution provisions. Plastinum may, on or after November 1, 2008 and upon at least 30 days notice, redeem the Series B-1 Preferred Stock in full at the purchase price plus any accrued but unpaid dividends, subject to the holder’s conversion rights. Conversely, in the event of a change of control (as defined in the purchase agreement), or at the holder’s option at any time on or after November 1, 2010 and upon 45 days notice from a holder to Plastinum, we are required to redeem the Series B-1 Preferred Stock for the purchase price plus any accrued but unpaid dividends. The Series B-1 Preferred Stock accrues dividends at an annual rate of the Wall Street Journal Prime Rate then in effect, but not less than 8% or greater than 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

During November and December 2007, we sold 21,050 units in a private placement, with each unit consisting of 1 share of our Series B-1 convertible preferred stock and approximately 79 common share purchase warrants, at a price of $100 per unit. Each warrant is exercisable for a period of five years, with an exercise price of $0.57. The total purchase price was $2,105,000 and the proceeds to our company, net of expenses, were approximately $1,985,000. Since the Series B-1 convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at December 31, 2007.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $208,462 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $308,725 to the Series B-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 116%, (3) weighted average risk-free interest rate of 4%, and (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $517,187, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period from issuance to October 31, 2010 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). The charge to additional paid in capital for 2007 was $31,502.

As of December 31, 2007, we have accrued dividends in the amount of $24,532. The accrued dividends have been added to the carrying value of the preferred stock and have been charged to additional paid-in capital (since there is a deficit in retained earnings).

NOTE D - INCOME TAXES

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

For income tax reporting purposes, our parent has utilized all expenses paid on our behalf through December 31, 2006. Therefore, we have no unused net operating losses or deferred tax assets as of that date.

Net operating losses for tax purposes of approximately $311,000 at December 31, 2007 are available for carryover. The net operating losses will expire in 2027. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended December 31, 2007 follows:

Significant components of deferred tax assets and liabilities are as follows:

2007

Deferred tax assets:
Net operating loss carryforward	106,000
Valuation allowance	(106,000)

Net deferred tax assets	$-

Statutory federal income tax rate	-34%
State income taxes, net of federal taxes	0%
Valuation allowance	34%

Effective income tax rate	0%

NOTE E - RELATED PARTY TRANSACTIONS

On December 3, 2007, the Compensation Committee and the Board of Directors of the Registrant authorized and ratified payment of a base salary of $60,000 per month effective November 1, 2007 to Jacques Mot as compensation for services being provided by him to the Corporation in his capacity as President and Chief Executive Officer of the Corporation. Mr. Mot will be permitted to receive his compensation in the form of shares of the Registrant’s common stock, at Mr. Mot’s sole election and at any time prior to the payment thereof, at a price per share equal to $0.39 (the average closing bid price of the Registrant’s common stock on the Over-the-Counter Bulletin Board during October 2007).

As of December 31, 2007 and 2006, advances payable to our president aggregated $492,439 and $457,720, respectively. These advances are for working capital purposes. The advances are non interest bearing.

Our president has also purchased $200,000 of the convertible notes described in Note F which are convertible into 400,000 shares of our common stock and also received warrants to purchase 400,000 shares of our common stock with an exercise price of $0.50 per share.

NOTE F - CONVERTIBLE NOTES PAYABLE

On July 10, 2006, we entered into a Convertible Loan Agreement with Mr. Mot and a third party pursuant to which we borrowed an aggregate of $500,000. The loans are convertible into an aggregate of 1,000,000 shares of our common stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.50 per share. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $126,700 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The debt discount is being amortized over the term of the notes. During 2007 and 2006, amortization as interest expense amounted to $33,033 and $15,747, respectively. We have determined that there was no beneficial conversion feature attributable to the convertible notes.

NOTE G - WARRANTS AND STOCK OPTIONS

Employee Stock Options

Transactions involving our stock options issued to employees are summarized as follows:

	2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	6,000,000	$0.10	—	$—
Granted during the period	—	—	6,000,000	0.10
Exercised during the period	—	—	—	—
Terminated during the period	(3,000,000)	0.10	—	—
Outstanding at end of the period	3,000,000	$0.10	6,000,000	$0.10
Exercisable at end of the period	1,000,000	$0.10	—	$—

During 2007 and 2006, we recognized $120,134 and $240, 268, respectively, in compensation cost related to stock options. Compensation cost related to nonvested options of $360,402 at December 31, 2007 will be recognized over the next 1.5 years.

At December 31, 2007, the aggregate intrinsic value of options vested and expected to vest was $750,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.35 as of December 31, 2007, and the exercise price, multiplied by the number of options outstanding. The intrinsic value of options exercisable at December 31, 2007 was $250,000.

Warrants

Transactions involving our warrant issuances are summarized as follows:

	2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	25,586,570	$0.36	—	$—
Granted during the period	3,647,426	0.45	27,016,570	0.35
Exercised during the period	(7,440,820)	0.36	(1,430,000	0.35
Terminated during the period	—	—	—	—
Outstanding at end of the period	21,793,176	$0.37	25,586,570	$0.36
Exercisable at end of the period	21,793,176	$0.37	25,586,570	$0.36

The number and weighted average exercise prices of our options and warrants outstanding as of December 31, 2007 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.10	3,000,000	3.5	$0.10
$0.25	200,000.3		$0.25
$0.35	19,531,334	1.2	$0.35
$0.50 - $0.57	2,061,842	4.7	$0.56

NOTE H - COMMITMENTS

We lease our plant in The Netherlands pursuant to a lease with an annual rental of approximately $84,000. The lease is scheduled to terminate on April 19, 2008, but renewable for consecutive 12 month periods at our option. We occupy our office facilities pursuant to month-to-month leases. Rent expense for 2007 and 2006 was $98,525 and $25,968, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2007:

Name	Age	Position and Offices with the Company
Jacques Mot	51	Chairman of the Board of Directors, President and CEO
Marcel Rokegem	58	Director
Robert Scherne	51	Chief Financial Officer
Nils Berten	39	Chief Operating Officer

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

Robert Scherne has provided his services as the interim Chief Financial Officer of NGH and Plastinum since February 2006 on a leased basis through Robert C. Scherne, CPA, PC, a company that specializes in providing financial management personnel to businesses on a temporary basis. Mr. Scherne has been the principal of Robert C. Scherne, CPA, PC, since March 2003. Mr. Scherne has served as CFO and Secretary of Forme Capital, Inc. from September 2007 to present, as CFO, Secretary and Treasurer of Dentalserve.com from December 2006 until December 2007, and as CFO of UniPro Financial Services, Inc., from September 2005 until November 2006. Prior to 2003, Mr. Scherne was employed as an accountant by Merdinger, Fruchter Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm Grossman, Russo & Shapiro from July 1986 until November 2002; and by L.H. Frishkoff &Co. and its successor firm A. Uzzo & Co. from July 1978 to June 1986. Mr. Scherne holds a Bachelors of Business Administration degree in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Mr. Nils Berten recently began his service as Chief Operating Officer of Plastinum on January 7, 2008. Prior to that, he was employed by Slokker Sales BV beginning in 2005 where he was responsible for setting up a financial services company for Coldwell Banker Realtors Netherlands and overseeing international real estate investments. From 2004, Mr. Berten has also been the owner of Funhaler, a company that developed a new product for the young consumer. From 2003, he has also been the co-owner of Klaus Vastgoed, a real estate investment company. Prior to that, from 1999 to 2003, he was a franchisee of Financieel Compleet.

The Board of Directors has determined that Mr. Rokegem is “independent” as that term is used in Item 7(d) (3) (iv) of Schedule 14A of the Exchange Act.

No familial relationships exist between any Directors and any Executive Officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each of Lombard Odier Darier Hentsch & CIE and Richard Von Tscharner are deemed to be beneficial owners of more than ten percent of the Company’s Common Stock and failed to timely file their respective Form 3s due to a delay in obtaining the necessary paperwork from overseas as each is a non-U.S. person. Other than as disclosed in the previous sentence, to the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2007.

CODE OF ETHICS POLICY

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as we have not had the financial resources to do so and our businesses had until recently been dormant.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2007, (ii) the most highly compensated individuals (up to two) other than the chief executive officer that served as an executive officer at the conclusion of the fiscal year ended December 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year and (iii) the most highly compensated individuals (up to two) that did not serve as an executive officer at the conclusion of the fiscal year ended December 31, 2007 but who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”):
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jacques Mot	2007	390,000	-	-	240,268	(1)	-	-	-	630,268
Chief Executive	2006	283,000	-	-	120,134	(1)	-	-	-	403,634
Officer

(1) On July 12, 2006 Mr. Mot was granted a (five) year option to purchase 3,000,000 shares of Plastinum common stock at an exercise price of $0.10 per share. The options vest over a three year period with 1,000,000 options vesting on the first, second and third anniversaries of the grant date. The option grant was valued using the Black Scholes option pricing model assuming a two year life, no expected dividend payments, a volatility of 136% and a risk free rate of 4.9%

Employment Agreements

NGH entered into a Consulting Agreement with Jacques Mot dated July 5, 2000 pursuant to which Mr. Mot receives $27,000 per month for his services to the Company. The Agreement has a one (1) year term with automatic renewal unless terminated by either party. As of January 1, 2005, Mr. Mot became an employee of NGH and Plastinum and until October 31, 2007 he received the same compensation as he received under his Consulting Agreement.

On December 3, 2007, the Compensation Committee and the Board of Directors of the Company authorized and ratified payment of a base salary of $60,000 per month to Mr. Mot effective November 1, 2007 as compensation for services being provided by him to the Corporation in his capacity as President and Chief Executive Officer of the Corporation. Mr. Mot is be permitted to receive his compensation in the form of shares of the Company’s common stock, at Mr. Mot’s sole election and at any time prior to the payment thereof, at a price per share equal to $0.39 (the average closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board during October 2007).

Pursuant to an engagement letter with Robert Scherne, CPA, P.C. dated February 10, 2006, NGH and Plastinum retained Robert Scherne as interim Chief Financial Officer on a consulting basis. Pursuant to the terms of the engagement letter, through December 31, 2006, Mr. Scherne was paid at an hourly rate of $150 per hour, $90 of which was payable in cash and $60 of which was payable in restricted shares of NGH common stock. The amount of common stock due to Mr. Scherne was determined on a monthly basis by dividing $60 per billed hour by 50% of the average trading price of NGH common stock for the prior ninety days. As of January 1, 2007, Mr. Scherne has received the equity portion of his compensation in the form of either NGH shares or Plastinum shares, depending upon his efforts for the two entities, utilizing the same formula described above. Mr. Scherne's engagement may be terminated by either party upon notice to the other party. Mr. Scherne also received the number of shares of Plastinum common stock equal to the number of NGH shares earned at December 31, 2006 as a result of the spin off of Plastinum..

On January 3, 2008, Plastinum entered into an Employment Agreement with Mr. Nils Berten pursuant to which Mr. Berten was appointed the Chief Operating Officer of the Registrant effective January 7, 2008. Pursuant to the Employment Agreement, Mr. Berten will receive an initial base salary of €115,200 per year. The base salary will rise to €163,200 after six months upon the satisfaction of certain conditions. Mr. Berten will also be entitled to a bonus payment of between 25% and 75% of his base salary, dependant on the attainment of performance targets, and will be entitled to receive payments during the term of his employ towards retirement savings as well as other standard benefits. The Employment Agreement may be terminated at any time by either party by providing notice to the other party. However, if Plastinum terminates the Employment Agreement without Cause (as defined in the Employment Agreement), Mr. Berten will be entitled to continue to receive his base salary for a three month period.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information with respect to equity awards outstanding at the conclusion of the fiscal year ended December 31, 2007 for each of the named executive officers:

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Estimated Per Share Market Value at Grant Date if Greater than Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jacques Mot	1,000,000	2,000,000	2,000,000	0.10	0.29	7/10/2011	-	-	-	-

Director Compensation

The following table sets forth the compensation of the directors of the Company for the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marcel Rokegem	49,764	-	-	-	-	-	49,764

We do not currently have a compensation plan for members of our Board of Directors for service on our Board, but we expect that a compensation plan for Directors will be adopted in the future, and Directors are eligible to receive options under our existing stock incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Common Stock

The following table sets forth, certain information, as of February 29, 2008, regarding beneficial ownership of our common stock by:

•	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our current executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Jacques Mot(2)	40,572,076	41.1%
Marcel Rokegem	50,000	* %
Robert Scherne	117,579	* %
Lombard Odier Darier Hentsch & CIE (3) Rue de La Coraterie 11 1204 Geneva, Switzerland	10,000,000	10.0%
Richard von Tscharner (4) Rue de La Coraterie 11 1204 Geneva, Switzerland	11,000,000	10.9%
Gommaire Verbruggen (5) Holleblokstraat 33 Scherpenheuvel, Belgium 3270	6,124,200	5.9%
All executive officers and directors as a group (4 persons)	41,139,655	41.6%

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

(2)
Consists of (i) 400,000 shares issuable upon conversion of a $200,000 convertible loan made by Mr. Mot on July 10, 2006, (ii) immediately exercisable warrants to purchase an additional 400,000 shares of common stock at an exercise price of $0.50 per share, (iiii) 1,000,000 shares issuable upon exercise of immediately exercisable options and (iv) 38,772,076 issued and outstanding shares of common stock. Does not include unvested options issued to Mr. Mot to purchase 2,000,000 shares of common stock.

(3)
Consists of (i) 7,300,000 issued and outstanding shares of common stock and (ii) immediately exercisable warrants to purchase 2,700,000 shares of common stock at an exercise price of $0.35 per share. Mr. Richard von Tscharner has shared voting control over the shares and warrants held by Lombard Odier Darier Hentsch & CIE.

(4)
Richard von Tscharner is an affiliate of Lombard Odier Darier Hentsch & CIE (“LODH”) and has shared voting control over shares and warrants held by LODH. Beneficial ownership consists of (i) 7,300,000 issued and outstanding shares of common stock held by LODH, (ii) immediately exercisable warrants, held by LODH, to purchase 2,700,000 shares at an exercise price of $0.35 per shares and (iii) 1,000,000 shares issuable upon conversion of Series B-1 Convertible Preferred Stock owned by Mr. von Tscharner. Does not include 300,000 shares issuable pursuant to a warrant held by Mr. von Tscharner which is not exercisable until May 7, 2008.

(5)	Includes immediately exercisable warrants to purchase 3,062,100 shares of common stock at a purchase price of $0.35 per share.

Series B Convertible Preferred Stock

The following table sets forth, certain information, as of February 29, 2008, regarding beneficial ownership of our Series B Convertible Preferred Stock, including Sub-Series B-1 Convertible Preferred Stock, by:

•	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Series B Convertible Preferred Stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our current executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jacques Mot	0	* %
Marcel Rokegem	0	* %
Robert Scherne	0	* %
Bernard Droux	5,000	23.8%
Richard von Tscharner	3,800	18.1%
Muriel Rochat	3,000	14.3%
Pierangelo Bottinelli	2,500	11.9%
Byfelt Company Limited	2,500	11.9%
All executive officers and directors as a group (4 persons)	0	* %

* less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Plastinum has received advances from Mr. Jacques Mot for working capital purposes. As of December 31, 2007, the outstanding amount of such advances was $492,439. The advances are non-interest bearing.

ITEM 13. EXHIBITS LIST

The following documents are filed as part of this Form :

Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Form SB-2 filed on April 10, 2007.

3.2	By-laws, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

3.3	Certificate of Designation of Series B-1 Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

3.4
Form of Warrant to Purchase Common Stock issued to purchasers of Series B-1 Convertible Preferred Stock during November 2007, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

4.1	Specimen Certificate for Common Stock, incorporated by reference to the Company’s Form 10-KSB filed on March 6, 2007.

10.1	Form of Warrant and Joinder Agreement, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

10.2	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007, incorporated by reference to the Company’s Form SB-2 filed on April 10, 2007.

10.3
Debt Exchange Agreement among New Generation Holdings, Inc., Plastinum Polymer Technologies Corp. (f/k/a New Generation Plastic, Inc.) and Jacques Mot dated as of December 7, 2005, incorporated by reference to Amendment No. 1 to the Company’s Form 10-SB filed on September 13, 2006.

10.4	Plastinum Polymer Technologies Corp. 2006 Long Term Incentive Plan, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

10.5
Election to Convert and Amendment to Debt Exchange Agreement among New Generation   Holdings, Inc., Plastinum Polymer Technologies Corp. and Jacques Mot dated July 10, 2006, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

10.6	Convertible Loan Agreement between Plastinum Polymer Technologies Corp., Mr. Mot and Mr. Bottinelli dated July 10, 2006, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

10.7
Advisory Agreement between New Generation Holdings, Inc., Plastinum and Valley Road Capital dated July 10, 2006 which has been assigned to Plastinum, incorporated by reference to Amendment No. 1 to the Company’s Form 10-SB filed on September 13, 2006.

10.8
Form of Securities Purchase Agreement entered into during November 2007 among the Company and the purchasers of the Company’s Series B-1 Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

10.9
Form of Registration Rights Agreement entered into during November 2007 among the Company and the purchasers of the Company’s Series B-1 Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

10.10	Employment Agreement between the Company and Nils Berten, effective January 7, 2008, incorporated by reference to the Company’s Form 8-K filed on January 8, 2008.

21.1	Subsidiaries of the Registrant, incorporated by reference to the Company’s Form SB-2 filed on April 10, 2007.

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Plastinum Polymer Technologies Corp. by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$27.939	$23,000
Audit-Related Fees	10,400	—
Tax Fees	4,875	—
All Other Fees	—	—
Total Fees	$43,214	$23,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Plastinum Polymer Technologies Corp.’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Plastinum Polymer Technologies Corp.’s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2006.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf on March 28, 2008 by the undersigned, thereunto duly authorized.

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

By:	/s/ Jacques Mot
Jacques Mot (Chief Presiding Officer)

In accordance with the Exchange Act, this report has been signed below on March 28, 2008 by the following persons in the capacities indicated:

By:	/s/ Jacques Mot
Jacques Mot Director and CEO (Principal Executive Officer)

By:	/s/ Robert Scherne
Robert Scherne Interim Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Marcel Rokegem
Marcel Rokegem Director