Form 10-Q
period 2008-03-31
Plastinum Polymer Technologies Corp.
filed 2008-05-15
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 0-52128

PLASTINUM POLYMER TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-4255141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10100 Santa Monica Blvd., Suite 300
Los Angeles, CA 90067

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 651-9972

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of May 9, 2008 was 97,014,088.

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended March 31, 2008

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008 (Unaudited) AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash	$135,701	$925,000
Prepaid expense	3,990	3,465
Value added tax refunds receivable	90,636	78,064

Total current assets	230,327	1,006,529

Equipment, net	89,774	7,208

Advances receivable - former parent	206,335	192,042

Total assets	$526,436	$1,205,779

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable	$586,170	$235,028
Accrued salary	343,116	120,000
Accrued interest	69,151	59,178
Due to stockholder	360,583	492,439

Total current liabilities	1,359,020	906,645

Convertible notes payable, net of discount of $69,684 and $77,920	430,316	422,080

Total liabilities	1,789,336	1,328,725

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized, 23,050 and 21,050 shares issued and outstanding, respectively, net (Face value $2,305,000 and $2,105,000, respectively)	1,784,871	1,523,597
Deficiency in stockholders' equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized, no shares issued and outstanding	-	-

Common stock, par value $.01 per share; 250,000,000 shares authorized, 96,975,378 and 96,953,722 shares issued and outstanding, respectively	969,754	969,537
Common stock to be issued, 38,710 shares	387	-
Additional paid-in capital	9,454,326	9,465,997
Other comprehensive income	(67,064)	(52,496)
Accumulated deficit prior to development stage	(4,221,982)	(4,221,982)
Deficit accumulated during the development stage	(9,183,192)	(7,807,599)

Total deficiency in stockholders' equity	(3,047,771)	(1,646,543)

Total liabilities and deficiency in stockholders' equity	$526,436	$1,205,779

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

			Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to
	Three Months ended March 31,		March 31,
	2008	2007	2008

Operating expenses:
General and administrative expenses	$751,385	$343,700	$5,708,641
Depreciation and amortization	996	-	109,099
Research and development	606,938	170,216	3,249,052

Total operating expenses	1,359,319	513,916	9,066,792

Loss from operations	(1,359,319)	(513,916)	(9,066,792)

Interest expense, net	(16,274)	(17,999)	(116,400)

Loss before provision for income taxes	(1,375,593)	(531,915)	(9,183,192)

Provision for income taxes	-	-	-

Net loss	(1,375,593)	(531,915)	(9,183,192)

Accretion of preferred dividends and discount	(96,875)	-	(152,909)

Net loss attributable to common shareholders	$(1,472,468)	$(531,915)	$(9,336,101)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding	96,970,993	64,826,122

Comprehensive loss:
Net loss	$(1,375,593)	$(531,915)
Foreign currency translation loss	(14,568)	(5,710)

Comprehensive loss	$(1,390,161)	$(537,625)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

						Accumulated Deficit
					Additional	Prior to	During	Other
	Common Stock		Common Stock to be Issued		Paid-in	Development	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	49,998,260	$499,983	-	$-	$3,829,789	$(4,196,122)	$-	$-	$133,650

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	(25,860)	-	-	(25,860)

Balance, April 7, 2003	49,998,260	499,983	-	-	3,829,789	(4,221,982)	-	-	107,790

Contribution of capital by parent	-	-	-	-	24,300	-	-	-	24,300

Net loss	-	-	-	-	-	-	(101,880)	-	(101,880)

Balance, December 31, 2003	49,998,260	499,983	-	-	3,854,089	(4,221,982)	(101,880)	-	30,210

Contribution of capital by parent	-	-	-	-	488,427	-	-	-	488,427

Net loss	-	-	-	-	-	-	(518,637)	-	(518,637)

Balance, December 31, 2004	49,998,260	499,983	-	-	4,342,516	(4,221,982)	(620,517)	-	-

Contribution of capital by parent	-	-	-	-	2,522,334	-	-	-	2,522,334

Net loss	-	-	-	-	-	-	(2,522,334)	-	(2,522,334)

Balance, December 31, 2005	49,998,260	499,983	-	-	6,864,850	(4,221,982)	(3,142,851)	-	-

Contribution of capital by parent	-	-	-	-	32,375	-	-	-	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	-	-	486,200	-	-	-	500,500

Issuance of stock for parent liabilities liabilities, June and August, 2006	1,985,584	19,856	-	-	(19,856)	-	-	-	-

Stock based compensation	-	-	-	-	240,268	-	-	-	240,268

Warrants issued with convertible notes	-	-	-	-	126,700	-	-	-	126,700

Currency translation adjustment	-	-	-	-	-	-	-	(4,330)	(4,330)

Net loss	-	-	-	-	-	-	(1,968,718)	-	(1,968,718)

Balance, December 31, 2006	53,413,844	534,139	-	-	7,730,537	(4,221,982)	(5,111,569)	(4,330)	(1,073,205)

Exercise of warrants, February 9, 2007	-	-	50,020	500	17,007	-	-	-	17,507

Issuance of shares upon conversion of former parent preferred stock-issued pursuant to spin off, March 6, 2007	38,672,076	386,720	-	-	(386,720)	-	-	-	-

Exercise of warrants, March 9, 2007	-	-	360,000	3,600	122,400	-	-	-	126,000

Exercise of warrants, March 14, 2007	600,000	6,000	-	-	294,000	-	-	-	300,000

Exercise of warrants, April - June, 2007	-	-	1,853,203	18,532	631,081	-	-	-	649,613

Cashless exercise of warrants, June, 2007	-	-	30,600	306	(306)	-	-	-	-

Shares physically issued, August, 2007	2,293,823	22,938	(2,293,823)	(22,938)	-	-	-	-	-

Exercise of warrants, August, 2007	1,079,289	10,793	-	-	366,958	-	-	-	377,751

Cashless exercise of warrants, August, 2007	254,881	2,549	-	-	(2,549)	-	-	-	-

Shares issued pursuant to spin off	68,851	688	-	-	(688)	-	-	-	-

Shares issued for services	27,072	271	-	-	8,149	-	-	-	8,420

Exercise of warrants, October and November, 2007	315,000	3,150	-	-	107,130	-	-	-	110,280

Cashless exercise of warrants, November, 2007	228,886	2,289	-	-	(2,289)	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	208,462	-	-	-	208,462

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	308,725	-	-	-	308,725

Stock based compensation	-	-	-	-	120,134	-	-	-	120,134

Accretion of preferred discount	-	-	-	-	(31,502)	-	-	-	(31,502)

Accretion of preferred dividends	-	-	-	-	(24,532)	-	-	-	(24,532)

Currency translation adjustment	-	-	-	-	-	-	-	(48,166)	(48,166)

Net loss	-	-	-	-	-	-	(2,696,030)	-	(2,696,030)

Balance, December 31, 2007	96,953,722	969,537	-	-	9,465,997	(4,221,982)	(7,807,599)	(52,496)	(1,646,543)

Shares issued for services	21,656	217	-	-	5,173	-	-	-	5,390

Cashless exercise of warrants, March 30, 2008	-	-	38,710	387	(387)	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	18,070	-	-	-	18,070

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	2,281	-	-	-	2,281

Stock based compensation	-	-	-	-	60,067	-	-	-	60,067

Accretion of preferred discount	-	-	-	-	(54,014)	-	-	-	(54,014)

Accretion of preferred dividends	-	-	-	-	(42,861)	-	-	-	(42,861)

Currency translation adjustment	-	-	-	-	-	-	-	(14,568)	(14,568)

Net loss	-	-	-	-	-	-	(1,375,593)	-	(1,375,593)

Balance, March 31, 2008	96,975,378	$969,754	38,710	$387	$9,454,326	$(4,221,982)	$(9,183,192)	$(67,064)	$(3,047,771)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period
			from April 7, 2003
			(date of inception as
			a development stage
			enterprise) to
	Three Months ended March 31,		March 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(1,375,593)	$(531,915)	$(9,183,192)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	60,067	(60,067)	428,889
Amortization of debt discount	8,236	8,145	57,016
Net expenses paid by parent	-	-	3,067,436
Depreciation and amortization	4,772	-	112,875
Increase in value added tax refund receivable	(12,572)	-	(90,636)
Increase in prepaid expense	(525)	-	(3,990)
Increase in advance receivable	(14,293)	(75,168)	(206,335)
Increase in accounts payable and accrued expenses	574,371	25,373	988,577

Cash used in operating activities	(755,537)	(633,632)	(4,829,360)

Cash flows from financing activities
Purchase of equipment	(86,812)	-	(94,333)

Cash flows from financing activities
Proceeds from exercise of warrants	-	433,507	2,081,651
Proceeds from sale of redeemable preferred stock	200,000	-	2,184,750
Proceeds from sale of convertible notes	-	-	500,000
Advances from stockholder	(131,856)	325,136	360,583

Cash provided by financing activities	68,144	758,643	5,126,984

Effect of exchange rate changes on cash	(15,094)	(5,710)	(67,590)

Net increase in cash	(789,299)	119,301	135,701
Cash, beginning of period	925,000	39,413	-
Cash, end of period	$135,701	$158,714	$135,701

Supplemental disclosure of non-cash financing activities:

Accrued liabilities settled in common stock	$5,390	$-
Value attributed to warrants issued with redeemable preferred stock	18,070	-
Beneficial conversion feature of redeemable preferred stock	2,281	-
Accretion of discount on redeemable preferred stock	54,014	-
Accretion of dividend on redeemable preferred stock	42,861	-

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business

Plastinum Polymer Technologies Corp. (“we”, “us”,“our company“, “our”, “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and we are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the European Union and the United States.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through March 31, 2008, we have accumulated losses of $9,183,192.

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

The consolidated financial statements include the accounts of Plastinum and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 and from date of inception as development stage enterprise (April 7, 2003) to March 31, 2008 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

Going Concern

The financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $1,375,593 and $531,915 for the three month periods ended March 31, 2008 and 2007, respectively, and have a working capital deficit of $1,128,693 at March 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and to obtain financing from outside sources. The Company is currently a party to an investment advisory agreement with Valley Road Capital whose purpose is to arrange a private placement of up to $12,000,000 of the Company's securities. During November 2007 and March 2008, the Company sold an aggregate of $2,305,000 of securities through that private placement. While the Company is currently in discussions with additional prospective purchasers with respect to the private placement securities, there can be no assurance that any additional private placement securities will in fact be sold. Management is also attempting to secure ongoing revenue relationships for our products. We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the European Union and the United States. Should we be unable to develop revenues or obtain necessary financing, we may have to curtail our operations, which may have a material adverse effect on our financial position and results of operations and our ability to continue as a going concern.

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

Plastinum incurred research and development expenses of $606,938, $170,216 and $3,249,052 for the three month periods ended March 31, 2008 and 2007, and from April 7, 2003 (date of inception of development stage) through March 31, 2008, respectively.

Liquidity

As shown in the accompanying financial statements, we incurred net losses of $1,375,593 and $531,915 for the three month periods ended March 31, 2008 and 2007, respectively, and have a working capital deficit of $1,128,693 at March 31, 2008. For the period from inception of development stage through March 31, 2008, we have accumulated losses of $9,183,192. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 31,816,860 common share equivalents at March 31, 2008 and 30,562,134 at March 31, 2007. For the three month periods ended March 31, 2008 and 2007, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008 which did not have a material impact on its consolidated financial position and results of operations. The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents as Level 1. As of March 31, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option which did not have a material impact on its consolidated financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 .  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 .  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

NOTE B - CAPITAL STOCK AND STOCKHOLDER’S EQUITY

We are authorized to issue 250,000,000 shares of common stock with a par value of $.01 per share and 10,000,000 shares of preferred stock with a par value of $.01 per share.

During the three months ended March 31, 2008, 200,000 common stock warrants were exercised on a cashless basis into 38,710 shares of common stock. The shares were issued in April and are reflected as shares to be issued on the March 31, 2008 balance sheet.

During the three months ended March 31, 2008, we issued 21,656 shares of common stock for services valued at $5,390. This amount was included in accrued expenses at December 31, 2008.

In anticipation of the spinoff transaction described in Note A, NGH amended its existing common stock purchase warrants to permit, at the holder's election, the exercise of the warrants to purchase shares of our common stock or NGH common stock. The Plastinum shares issuable upon exercise of warrants will be issued in the same amounts and for the same exercise price as the warrants for shares of NGH. The total number of NGH warrants exercisable into Plastinum common stock is 17,545,750 at March 31, 2008, with an exercise price of $0.35 per share.

NOTE C – REDEEMABLE PREFERRED STOCK AND WARRANT UNIT OFFERING

We have designated 120,000 shares of preferred stock as Series B Convertible Preferred Stock, which may be issued in one or more sub-series, and have authorized the issuance of 80,000 shares of a sub-series designated as Series B-1 Convertible Preferred Stock. The Series B-1 Preferred Stock is convertible into shares of our Common Stock at an initial conversion price of $0.38 per share, subject to adjustment for customary anti-dilution provisions. Plastinum may, on or after November 1, 2010 and upon at least 30 days notice, redeem the Series B-1 Preferred Stock in full at the purchase price plus any accrued but unpaid dividends, subject to the holder’s conversion rights. Conversely, in the event of a change of control (as defined in the purchase agreement with respect to the Series B-1 Preferred Stock), or at the holder’s option at any time on or after November 1, 2010 and upon 45 days notice from a holder to Plastinum, we are required to redeem the Series B-1 Preferred Stock for the purchase price plus any accrued but unpaid dividends. The Series B-1 Preferred Stock accrues dividends at an annual rate of the Wall Street Journal Prime Rate then in effect, but not less than 8% or greater than 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

During November and December 2007, we sold 21,050 units in a private placement, with each unit consisting of 1 share of our Series B-1 convertible preferred stock and approximately 79 common share purchase warrants, at a price of $100 per unit. Each warrant is exercisable for a period of five years, with an exercise price of $0.57. The total purchase price was $2,105,000 and the proceeds to our company, net of expenses, were approximately $1,985,000. Since the Series B-1 convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at March 31, 2008 and December 31, 2007.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “ Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments ”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $208,462 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $308,725 to the Series B-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 116%, (3) weighted average risk-free interest rate of 4%, and (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $517,187, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period from issuance to October 31, 2010 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

During March 2008, we sold an additional 2,000 units in a private placement. The total purchase price was $200,000. Since the Series B-1 convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at March 31, 2008.

In accordance with EITF.00-27, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $18,070 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $2,281 to the Series B-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 129%, (3) weighted average risk-free interest rate of 1.45%, and (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $20,351, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period from issuance to October 31, 2010 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of discount and costs for the three months ended March 31, 2008 was $54,014.

For the three months ended March 31, 2008, we have accrued dividends in the amount of $42,861. The accrued dividends have been added to the carrying value of the preferred stock and have been charged to additional paid-in capital (since there is a deficit in retained earnings).

NOTE D - RELATED PARTY TRANSACTIONS

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

As of March 31, 2008 and December 31, 2007, advances payable to our president aggregated $360,583 and $492,439, respectively. These advances are for working capital purposes. The advances are non interest bearing.

Our president has also purchased $200,000 of our convertible notes, which are convertible into 400,000 shares of our common stock and also received warrants to purchase 400,000 shares of our common stock with an exercise price of $0.50 per share.

NOTE E – SUBSEQUENT EVENTS

During April 2008, we sold an additional 12,000 units of our Series B-1 Preferred Stock for proceeds of $1,200,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Policies

Our Management Discussion and Analysis of Financial Condition and Results of Operation is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies and pronouncements involve the most complex, difficult and subjective estimates and judgments:

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

Going Concern

We have not generated any revenue since the date of our inception and, at present, we have insufficient capital on hand to fund our planned operations through 2008. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008 which did not have a material impact on its consolidated financial position and results of operations. The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents as Level 1. As of March 31, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option which did not have a material impact on its consolidated financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 .  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 .  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

Management's Plan of Operation

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

Overview

At March 31, 2008, we were pursuing a business plan related to the Plastinum Process described below and were considered to be in the development stage as defined by SFAS No. 7, “ Accounting and reporting by Development Stage Enterprises“.

The Plastinum Process

Plastinum owns and is developing patented and proprietary plastic blending technology, whereby various kinds of immiscible plastics can be mixed without the use of expensive chemical additives (compatibilizers) (the “Plastinum Process”). We believe that the uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry from the recycling of mixed post-consumer plastics such as computer scrap and packaging scrap to the creation of new thermo plastic compounds.

Plastinum’s mission is to commercialize the technology through applications in the virgin plastic markets (polymer alloys) and the plastic recycling sector (recycling of obsolete computer and other electronic equipment).

Plastinum believes its patented proprietary process, the Plastinum technology, is capable of producing homogeneous, commercially usable polymer products from mixed virgin plastic and/or mixed scrap plastic without compatibilizers.

We are currently in the process of implementing our business plan and during October 2006 we opened a pilot plant in the EMMTEC Industry & Business Park, The Netherlands. This plant is our showcase for the recycling of the total mixed plastic scrap coming from the WEEE sector (“eScrap”). We have specifically targeted the mixed plastic computer and consumer electronics scrap sector for the launch of our first commercial-size plant in the Netherlands during 2008. Additionally we have researched the California eScrap market which focuses on pure mixed plastic computer scrap in anticipation of opening a second plant in Los Angeles, California during 2009. Currently, in this sector, plastic recycling technologies rely on sorting and separating the different plastics by type of polymer prior to recycling. This whole process is inefficient and expensive and delivers an unfinished product; hence most plastic is dumped in landfills or incinerated with troublesome ecological implications

We have a research agreement in place designed to accelerate the development and commercialization of the Plastinum technology and are in the process of completing additional research agreements. The research objectives of the agreements are to:

•	demonstrate the improved performance of the Plastinum technology relative to conventional blending equipment;

•	demonstrate the commercial potential of the Plastinum technology by processing several readily available mixed plastic scrap streams and innovative blends from virgin materials; and

•	gain process understanding to predict material properties and develop quality control software in commercial machines.

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
 In the EU, it is anticipated that source materials will be purchased from specific sources. We are currently discussing supply options with two separate scrap trading companies. Both companies have preliminarily indicated that they will assist in the organization of the supply of scrap.

Plan of Operation

Our plan of operation for the twelve month period following the date of this report is to:

•	Proceed with research and development for virgin market applications and the development of new virgin compounds.

•	Open a commercial plant in the United States for the recycling of eScrap, planned for 2009.
•	Open a commercial plant in the EU for the recycling of eScrap, planned for the second half of 2008.

We currently have budgeted $8,500,000 in cash expenditures for the twelve month period following the date of this report, including (1) $1,500,000 to cover our projected general and administrative expense during this period; (2) $1,000,000 for research and development activities; (3) $3,000,000 for a United States plant; and (4) $3,000,000 for an EU plant.

We will need to raise additional funds in order to execute our entire business plan, namely, expansion through the set-up of two major eScrap Recycling plants, of which one will be in the Netherlands and one will be in the U.S. We anticipate financing our business plan through completion of a $12,000,000 private placement of securities. From November 2007 through April 2008, we sold $3,505,000 of securities through that private placement. While we are currently in discussions with additional prospective purchasers with respect to the private placement securities, there can be no assurance that any additional private placement securities will in fact be sold. Should we not be able to raise the necessary funding, we may have to substantially curtail our proposed expansion.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Operating losses increased from $513,916 in 2007 to $1,359,319 in 2008. The increase of $845,403 was the result of an increase of $408,681 in general and administrative expenses, from $343,700 in 2007 to $752,381 in 2008, and an increase in research and development expenses of $436,722, from $170,216 in 2007 to $606,938 in 2008. The primary components of our general and administrative expenses for each of the quarterly periods are compensation expense, consulting and professional fees and travel expenses. Our general and administrative and research and development expenses have increased as we have continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

Liquidity and Capital Resources

As of March 31, 2008 we had a working capital deficit of $1,128,693. For the three months ended March 31, 2008, net cash used by operating activities was $755,537, resulting primarily from a loss of $1,375,593 partially offset by an increase in accounts payable and accrued expenses of $574,371.

During 2008, we have received $1,400,000 in proceeds from the sale of 14,000 shares of our Series B-1 Redeemable Convertible Preferred Stock at a price of $100 per share. Of this amount $200,000 was received in March and $1,200,000 was received in April. The purchasers also received warrants, exercisable for a five year period, to purchase an aggregate of 1,105,263 shares of our common stock at an initial exercise price of $0.57 per share of common stock.

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

During 2008, we repaid $131,856 of net working capital advances received from Mr. Jacques Mot, our president and CEO, to fund operations. As of March 31, 2008, the amount of net unrepaid advances received from Mr. Mot aggregated $360,583. The advances are non-interest bearing.

Our current funding has enabled us to open the pilot plant, continue our research and development activities and position ourselves to become an operating company. We anticipate that financing our full business plan will require $5,000,000 for the opening of the U.S. plant, $5,000,000 for the opening of the EU plant and $2,000,000 for working capital needs. We anticipate raising such funds through a private placement of securities. Through April 2008, we have sold $3,505,000 of securities through that private placement. While we are currently in discussions with additional prospective purchasers with respect to the private placement securities, there can be no assurance that any additional private placement securities will in fact be sold. Should we not be able to raise the necessary funding, we will not be able to complete the implementation of our entire business plan. In connection with such private placement, we are party to an investment advisory agreement with Valley Road Capital.

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

Our registered independent certified public accountants have stated in their report, dated March 8, 2008, that the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

This item is not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On January 23, 2008, we issued 21,656 shares of Common Stock to Robert Scherne, in reliance on Section 4(2) of the Securities Act, as amended (the “Securities Act”), for services rendered to us pursuant to his Consulting Agreement.

On March 14, 2008, we issued 2,000 shares of our Series B-1 Convertible Preferred Stock to BP de Silva Holding Pte Ltd. for a purchase price of $100.00 per share in reliance on Regulation S under the Securities Act, the proceeds therefrom to be used for working capital purposes and towards the establishment of a plant in California. Each share of Series B-1 Convertible Preferred Stock is convertible into such number of shares of our common stock as is determined by dividing $100 by the initial conversion price of $0.38 per share (or an aggregate of 526,316 shares of common stock), subject to adjustment as contained in the Certificate of Designation of the Series B-1 Convertible Preferred Stock. BP de Silva Holding Pte Ltd. also received Warrants, exercisable for a five year period, to purchase 157,895 shares of Common Stock at an initial exercise price of $0.57 per share of Common Stock, subject to adjustment as contained in the Warrant.

On March 31, 2008, WBEMS 2005, LLC exercised warrants to purchase shares of our common stock on a "net exercise" basis, at an exercise price of $0.25 per share, for a net issuance of 38,710 shares of our common stock. The shares were issued on April 22, 2008 in reliance on Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Form SB-2 filed on April 10, 2007.

3.2	By-laws, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

3.3	Certificate of Designation of Series B-1 Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

3.4	Certificate of Amendment of Certificate of Designation of Series B-1 Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on March 31, 2008.

3.5	Form of Warrant to Purchase Common Stock issued to purchasers of Series B-1 Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

4.1	Specimen Certificate for Common Stock, incorporated by reference to the Company’s Form 10-KSB filed on March 6, 2007.

10.1	Form of Warrant and Joinder Agreement, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

10.2	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007, incorporated by reference to the Company’s Form SB-2 filed on April 10, 2007.

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

10.10	Employment Agreement between the Company and Nils Berten, effective January 7, 2008, incorporated by reference to the Company’s Form 8-K filed on January 8, 2008.

10.11	Stock Option Grant Agreement between the Company and Jacques Mot, dated April 18, 2008.

10.12	Stock Option Grant Agreement between the Company and Nils Berten, dated April 18, 2008.

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: May 15, 2008	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Chief Financial Officer