Form 10-Q
period 2008-06-30
Plastinum Polymer Technologies Corp.
filed 2008-08-14
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of July 31, 2008 was 97,014,088.

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended June 30, 2008

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 (Unaudited) AND DECEMBER 31, 2007
	June 30,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash	$167,861	$925,000
Prepaid expense	5,419	3,465
Value added tax refunds receivable	59,935	78,064

Total current assets	233,215	1,006,529

Equipment, net	114,861	7,208

Security deposit	16,031	-
Advances receivable - former parent	230,497	192,042

Total assets	$594,604	$1,205,779

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable	$653,177	$235,028
Accrued salary	535,231	120,000
Accrued interest	79,123	59,178
Due to stockholder	179,309	492,439

Total current liabilities	1,446,840	906,645

Bank guarantee payable	16,031	-
Convertible notes payable, net of discount of $61,448 and $77,920	438,552	422,080

Total liabilities	1,901,423	1,328,725

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized, 35,050 and 21,050 shares issued and outstanding, respectively, net (Face value $3,505,000 and $2,105,000, respectively)	2,990,548	1,523,597

Deficiency in stockholders' equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized, 97,014,088 and 96,953,722 shares issued and outstanding, respectively	970,141	969,537
Additional paid-in capital	9,627,919	9,465,997
Other comprehensive income	(66,682)	(52,496)
Accumulated deficit prior to development stage	(4,221,982)	(4,221,982)
Deficit accumulated during the development stage	(10,606,763)	(7,807,599)

Total deficiency in stockholders' equity	(4,297,367)	(1,646,543)

Total liabilities and deficiency in stockholders' equity	$594,604	$1,205,779

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to June 30,
	2008	2007	2008	2007	2008
Operating expenses:
General and administrative expenses	$1,046,201	$348,493	$1,797,586	$692,193	$6,754,842
Depreciation and amortization	2,023	-	3,019	-	111,122
Research and development	357,451	333,127	964,389	503,343	3,606,503

Total operating expenses	1,405,675	681,620	2,764,994	1,195,536	10,472,467

Loss from operations	(1,405,675)	(681,620)	(2,764,994)	(1,195,536)	(10,472,467)

Interest expense, net	(17,896)	(18,209)	(34,170)	(36,208)	(134,296)

Loss before provision for income taxes	(1,423,571)	(699,829)	(2,799,164)	(1,231,744)	(10,606,763)

Provision for income taxes	-	-	-	-	-

Net loss	(1,423,571)	(699,829)	(2,799,164)	(1,231,744)	(10,606,763)

Accretion of preferred dividends and discount	(127,845)	-	(224,720)	-	(280,754)

Net loss attributable to common shareholders	$(1,551,416)	$(699,829)	$(3,023,884)	$(1,231,744)	$(10,887,517)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding	97,014,088	94,415,271	96,992,541	79,702,434

Comprehensive loss:
Net loss	$(1,423,571)	$(699,829)	$(2,799,164)	$(1,231,744)
Foreign currency translation loss	382	(4,690)	(14,186)	(10,400)

Comprehensive loss	$(1,423,189)	$(704,519)	$(2,813,350)	$(1,242,144)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated Deficit
			Common Stock		Additional	Prior to	During	Other
	Common Stock		to be Issued		Paid-in	Development	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	49,998,260	$499,983	-	$-	$3,829,789	$(4,196,122)	$-	$-	$133,650

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	(25,860)	-	-	(25,860)

Balance, April 7, 2003	49,998,260	499,983	-	-	3,829,789	(4,221,982)	-	-	107,790

Contribution of capital by parent	-	-	-	-	24,300	-	-	-	24,300

Net loss	-	-	-	-	-	-	(101,880)	-	(101,880)

Balance, December 31, 2003	49,998,260	499,983	-	-	3,854,089	(4,221,982)	(101,880)	-	30,210

Contribution of capital by parent	-	-	-	-	488,427	-	-	-	488,427

Net loss	-	-	-	-	-	-	(518,637)	-	(518,637)

Balance, December 31, 2004	49,998,260	499,983	-	-	4,342,516	(4,221,982)	(620,517)	-	-

Contribution of capital by parent	-	-	-	-	2,522,334	-	-	-	2,522,334

Net loss	-	-	-	-	-	-	(2,522,334)	-	(2,522,334)

Balance, December 31, 2005	49,998,260	499,983	-	-	6,864,850	(4,221,982)	(3,142,851)	-	-

Contribution of capital by parent	-	-	-	-	32,375	-	-	-	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	-	-	486,200	-	-	-	500,500

Issuance of stock for parent liabilities liabilities, June and August, 2006	1,985,584	19,856	-	-	(19,856)	-	-	-	-

Stock based compensation	-	-	-	-	240,268	-	-	-	240,268

Warrants issued with convertible notes	-	-	-	-	126,700	-	-	-	126,700

Currency translation adjustment	-	-	-	-	-	-	-	(4,330)	(4,330)

Net loss	-	-	-	-	-	-	(1,968,718)	-	(1,968,718)

Balance, December 31, 2006	53,413,844	534,139	-	-	7,730,537	(4,221,982)	(5,111,569)	(4,330)	(1,073,205)

Exercise of warrants, February 9, 2007	-	-	50,020	500	17,007	-	-	-	17,507

Issuance of shares upon conversion of former parent preferred stock-issued pursuant to spin off, March 6, 2007	38,672,076	386,720	-	-	(386,720)	-	-	-	-

Exercise of warrants, March 9, 2007	-	-	360,000	3,600	122,400	-	-	-	126,000

Exercise of warrants, March 14, 2007	600,000	6,000	-	-	294,000	-	-	-	300,000

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

Exercise of warrants, April - June, 2007	-	-	1,853,203	18,532	631,081	-	-	-	649,613

Cashless exercise of warrants, June, 2007	-	-	30,600	306	(306)	-	-	-	-

Shares physically issued, August, 2007	2,293,823	22,938	(2,293,823)	(22,938)	-	-	-	-	-

Exercise of warrants, August, 2007	1,079,289	10,793	-	-	366,958	-	-	-	377,751

Cashless exercise of warrants, August, 2007	254,881	2,549	-	-	(2,549)	-	-	-	-

Shares issued pursuant to spin off	68,851	688	-	-	(688)	-	-	-	-

Shares issued for services	27,072	271	-	-	8,149	-	-	-	8,420

Exercise of warrants, October and November, 2007	315,000	3,150	-	-	107,130	-	-	-	110,280

Cashless exercise of warrants, November, 2007	228,886	2,289	-	-	(2,289)	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	208,462	-	-	-	208,462

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	308,725	-	-	-	308,725

Stock based compensation	-	-	-	-	120,134	-	-	-	120,134

Accretion of preferred discount	-	-	-	-	(31,502)	-	-	-	(31,502)

Accretion of preferred dividends	-	-	-	-	(24,532)	-	-	-	(24,532)

Currency translation adjustment	-	-	-	-	-	-	-	(48,166)	(48,166)

Net loss	-	-	-	-	-	-	(2,696,030)	-	(2,696,030)

Balance, December 31, 2007	96,953,722	969,537	-	-	9,465,997	(4,221,982)	(7,807,599)	(52,496)	(1,646,543)

Shares issued for services	21,656	217	-	-	5,173	-	-	-	5,390

Cashless exercise of warrants, March 30, 2008	38,710	387	-	-	(387)	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	80,238	-	-	-	80,238

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	2,281	-	-	-	2,281

Stock based compensation	-	-	-	-	299,337	-	-	-	299,337

Accretion of preferred discount	-	-	-	-	(119,052)	-	-	-	(119,052)

Accretion of preferred dividends	-	-	-	-	(105,668)	-	-	-	(105,668)

Currency translation adjustment	-	-	-	-	-	-	-	(14,186)	(14,186)

Net loss	-	-	-	-	-	-	(2,799,164)	-	(2,799,164)

Balance, June 30, 2008 (unaudited)	97,014,088	$970,141	-	$-	$9,627,919	$(4,221,982)	$(10,606,763)	$(66,682)	$(4,297,367)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,		Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to June 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(2,799,164)	$(1,231,744)	$(10,606,763)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	299,337	5,130	668,159
Amortization of debt discount	16,472	16,381	65,252
Net expenses paid by parent	-	-	3,067,436
Depreciation and amortization	13,537	-	121,640
Increase in value added tax refund receivable	18,129	-	(59,935)
Increase in prepaid expense	(1,954)		(5,419)
Increase in advance receivable	(38,455)	(105,713)	(230,497)
Increase in accounts payable and accrued expenses	783,465	30,744	1,197,671

Cash used in operating activities	(1,708,633)	(1,285,202)	(5,782,456)

Cash flows from financing activities
Purchase of equipment	(121,190)	-	(128,711)

Cash flows from financing activities
Proceeds from exercise of warrants	-	1,093,120	2,081,651
Proceeds from sale of redeemable preferred stock	1,400,000	-	3,384,750
Proceeds from sale of convertible notes	-	-	500,000
Advances from stockholder	(313,130)	211,134	179,309

Cash provided by financing activities	1,086,870	1,304,254	6,145,710

Effect of exchange rate changes on cash	(14,186)	(10,400)	(66,682)

Net increase in cash	(757,139)	8,652	167,861
Cash, beginning of period	925,000	39,413	-
Cash, end of period	$167,861	$48,065	$167,861

Supplemental disclosure of non-cash financing activities:

Accrued liabilities settled in common stock	$5,390	$-
Value attributed to warrants issued with redeemable preferred stock	80,238	-
Beneficial conversion feature of redeemable preferred stock	2,281	-
Accretion of discount on redeemable preferred stock	119,052	-
Accretion of dividend on redeemable preferred stock	105,668	-
Security deposit guarantee provided by bank	16,031	-

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business

Plastinum Polymer Technologies Corp. (“we”, “us”, “our company“, “our”,  “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and we are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is being marketed worldwide. The Company has reached an understanding with its first material customer with final terms being negotiated.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through June 30, 2008, we have accumulated losses of $10,606,763.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the six month periods ended June 30, 2008 and 2007 and from date of inception as development stage enterprise (April 7, 2003) to June 30, 2008 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going Concern

The financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $1,423,571 and $2,799,164 for the three and six month periods ended June 30, 2008, respectively, and have a working capital deficit of $1,213,625 at June 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is being marketed worldwide.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major eScrap Recycling plants, of which one will be in the Netherlands and one will be in the U.S. We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products.

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

Plastinum incurred research and development expenses of $357,451 and $333,127 for the three months ended June 30, 2008 and 2007, respectively, and $964,389 and $503,343 for the six months ended June 30, 2008 and 2007, respectively. We have incurred research and development expenses of $3,606,503 from April 7, 2003 (date of inception of development stage) through June 30, 2008.

Liquidity

As shown in the accompanying financial statements, we incurred net losses of $2,799,164 and $1,231,744 for the six month periods ended June 30, 2008 and 2007, respectively. For the period from inception of development stage through June 30, 2008, we have accumulated losses of $10,606,763. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 38,749,755 common share equivalents at June 30, 2008 and 28,606,931 at June 30, 2007. For the three and six month periods ended June 30, 2008 and 2007, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The Company designates cash equivalents as Level 1. As of June 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,  an amendment of ARB No. 51.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities,  an amendment of FASB Statement No. 133. This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

NOTE B - CAPITAL STOCK AND STOCKHOLDER’S EQUITY

We are authorized to issue 250,000,000 shares of common stock with a par value of $.01 per share and 10,000,000 shares of preferred stock with a par value of $.01 per share.

During the six months ended June 30, 2008, 200,000 common stock warrants were exercised on a cashless basis into 38,710 shares of common stock.

During the six months ended June 30, 2008, we issued 21,656 shares of common stock for services valued at $5,390. This amount was included in accrued expenses at December 31, 2007.

On April 18, 2008, we granted an aggregate of 8,400,000 options to purchase our common stock to two employees under our 2006 Long-Term Incentive Plan and pursuant to option agreements entered into with each of them (the “options”). The exercise price for all of the granted options is $0.30 per share, a price that was designated by the Company as reflective of the approximate average sales price of our common stock as reported by the OTC Bulletin Board over the sixty day period prior to the grant date and was not necessarily reflective of the last sale price per share on the grant date itself.

The Options expire on April 18, 2013 and, subject to the grantee thereof remaining in our employ, vest as follows: (a) one-sixth of the Options granted to each of the employees vest on each of the following dates (the “Milestone Attainment Dates”) upon the attainment of each of the following respective milestones (the “ Milestones”): (i) on December 31, 2008, if at least one fully operational factory in The Netherlands capable of processing 15,000 tons of eWaste per year at full capacity has been established, (ii) on December 31, 2009 if at least one fully operational factory in the United States has been established and (iii) on December 31, 2010 if at least four fully operational factories, including the ones contemplated by the preceding clauses (i) and (ii), have been established; provided , however , that the Milestones in clauses (i), (ii) and (iii) above may be adjusted by the compensation committee of our Board of Directors at its discretion at the beginning of the respective calendar year, and (b) on such date as our market capitalization exceeds $300 million and provided that such date occurs on or prior to April 18, 2011, then double the number of Options granted to each of the employees that have already vested and those yet subject to vesting on each Milestone Date that has not yet occurred will become vested.

The options have been valued at $1,732,773 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 106%, (3) risk-free interest rate of 1.7% - 2.6%, and (4) expected life of 1-3 years. The compensation expense is being recorded over the vesting periods. During the quarter ended June 30, 2008, we have recorded $179,203 of compensation expense related to these options. Compensation cost related to nonvested options of $1,553,570 at June 30, 2008 will be recognized over the next 2.75 years. At June 30, 2008, there was no aggregate intrinsic value of options vested and expected to vest since the exercise price of the options exceeded the market price of our common stock on that date.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 18, 2008, we also granted 14,400,000 options to purchase our common stock to Jacques Mot, our president and chief executive officer, under our 2006 Long-Term Incentive Plan and pursuant to an option agreement entered into with him. These options have identical terms to the options described above.

The grant to Mr. Mot was subject to the approval of the holders of a majority of the outstanding shares of our common stock (including the Series B Preferred Stock voting on an “as converted” basis and excluding any shares held by Mr. Mot who shall not be entitled to vote thereon). Such approval was received at our shareholder meeting on July 1, 2008. Therefore the grant date of these options is July 1, 2008 and they will be recorded in the financial statements starting in the third quarter of 2008.

In anticipation of the spinoff transaction described in Note A, NGH amended its existing common stock purchase warrants to permit, at the holder's election, the exercise of the warrants to purchase shares of our common stock or NGH common stock. The Plastinum shares issuable upon exercise of warrants will be issued in the same amounts and for the same exercise price as the warrants for shares of NGH. The total number of NGH warrants exercisable into Plastinum common stock is 16,772,750 at June 30, 2008, with an exercise price of $0.35 per share.

NOTE C - REDEEMABLE PREFERRED STOCK AND WARRANT UNIT OFFERING

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

During November and December 2007, we sold 21,050 units in a private placement, with each unit consisting of 1 share of our Series B-1 Preferred Stock and approximately 79 common share purchase warrants, at a price of $100 per unit. Each warrant is exercisable for a period of five years, with an exercise price of $0.57. The total purchase price was $2,105,000 and the proceeds to our company, net of expenses, were approximately $1,985,000. Since the Series B-1 convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2008 and December 31, 2007.

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

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During March and April 2008, we sold an additional 14,000 units in a private placement. The total purchase price was $1,400,000. Since the Series B-1 convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2008.

In accordance with EITF.00-27, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $80,238 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $2,281 to the Series B-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the dates of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 106% - 129%, (3) weighted average risk-free interest rate of 1.45% - 1.7%, and (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $82,519, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period from issuance to October 31, 2010 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of discount and costs for the three and six months ended June 30, 2008 was $65,038 and $119,052, respectively.

For the three and six months ended June 30, 2008, we have accrued dividends in the amount of $62,807 and $105,668, respectively. The accrued dividends have been added to the carrying value of the preferred stock and have been charged to additional paid-in capital (since there is a deficit in retained earnings).

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

As of June 30, 2008 and December 31, 2007, advances payable to our president aggregated $179,309 and $492,439, respectively. These advances are for working capital purposes. The advances are non interest bearing.

Our president has also purchased $200,000 of our convertible notes, which are convertible into 400,000 shares of our common stock and also received warrants to purchase 400,000 shares of our common stock with an exercise price of $0.50 per share.

NOTE E - SUBSEQUENT EVENTS

During July 2008, we sold an additional 26,600 units of our Series B-1 Preferred Stock for proceeds of $2,660,000 in the private placement described in Note C above.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies and pronouncements involve the most complex, difficult and subjective estimates and judgments:

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

The Company designates cash equivalents as Level 1. As of June 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,  an amendment of ARB No. 51.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities,  an amendment of FASB Statement No. 133.  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

Management's Plan of Operation

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

Overview

At June 30, 2008, we were pursuing a business plan related to the Plastinum Process described below and were considered to be in the development stage as defined by SFAS No. 7, “ Accounting and reporting by Development Stage Enterprises“.

The Plastinum Process

Plastinum Polymer Technologies Corp. (“we”, “our”, the “Company”, “Plastinum”) (formerly Plastinum Corp.) owns and is developing patented and proprietary plastic blending technology, whereby various kinds of immiscible plastics can be mixed without the use of expensive chemical additives (compatibilizers) (the “Plastinum Process”). We believe that the uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry from the recycling of mixed post-consumer plastics such as computer scrap and packaging scrap to the creation of new thermo plastic compounds.

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

The Company has reached an understanding with its first material customer with final terms being negotiated.

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

We currently have budgeted approximately $8,500,000 in cash expenditures for the twelve month period following the date of this report, including (1) approximately $1,500,000 to cover our projected general and administrative expense during this period; (2) approximately $1,000,000 for research and development activities; (3) approximately $3,000,000 for a United States plant; and (4) approximately $3,000,000 for an EU plant.

From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major eScrap Recycling plants, of which one will be in the Netherlands and one will be in the U.S. We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products. Should we not be able to obtain suitable financing for our business plan, we may have to substantially curtail our proposed expansion.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Operating losses increased from $681,620 in 2007 to $1,405,675 in 2008. The increase of $724,055 was the result of an increase of $697,708 in general and administrative expenses, from $348,493 in 2007 to $1,046,201 in 2008, and an increase in research and development expenses of $24,324, from $333,127 in 2007 to $357,451 in 2008. The primary components of our general and administrative expenses for each of the quarterly periods are compensation expense, consulting and professional fees and travel expenses. Our general and administrative and research and development expenses have increased as we have continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Operating losses increased from $1,195,536 in 2007 to $2,764,994 in 2008. The increase of $1,569,458 was the result of an increase of $1,105,393 in general and administrative expenses, from $692,193 in 2007 to $1,797,586 in 2008, and an increase in research and development expenses of $461,046, from $503,343 in 2007 to $964,389 in 2008. The primary components of our general and administrative expenses for each of the six month periods are compensation expense, consulting and professional fees and travel expenses. Our general and administrative and research and development expenses have increased as we have continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

Liquidity and Capital Resources

As of June 30, 2008 we had a working capital deficit of $1,213,625. For the six months ended June 30, 2008, net cash used by operating activities was $1,708,633, resulting primarily from a loss of $2,799,164 partially offset by a non-cash charge of $299,337 for stock based compensation and an increase in accounts payable and accrued expenses of $783,465.

During the first seven months of 2008, we received $4,060,000 in proceeds from the sale of 40,600 shares of our Series B-1 Redeemable Convertible Preferred Stock at a price of $100 per share. Of this amount $1,400,000 was received in March and April and $2,660,000 was received in July. The purchasers also received warrants, exercisable for a five year period, to purchase an aggregate of 3,205,263 shares of our common stock at an initial exercise price of $0.57 per share of common stock.

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

During the first six months of 2008, we repaid $313,130 of net working capital advances received from Mr. Jacques Mot, our president and CEO, to fund operations. As of June 30, 2008, the amount of net unrepaid advances received from Mr. Mot aggregated $179,309. The advances are non-interest bearing.

Our current funding has enabled us to open the pilot plant, continue our research and development activities and position ourselves to become a revenue generating company. We anticipate that financing our full long-term business plan will require $5,000,000 for the opening and expansion of the U.S. plant, $5,000,000 for the opening and expansion of the EU plant and $2,000,000 for working capital needs. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major eScrap Recycling plants, of which one will be in the Netherlands and one will be in the U.S. We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products. Should we not be able to obtain suitable financing for our business plan, we may have to substantially curtail our proposed expansion.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On April 18, 2008, we granted to Jacques Mot, our President and Chief Executive Officer, Nils Berten, our Chief Operating Officer, and another employee, options to purchase the our Common Stock under our 2006 Long-Term Incentive Plan and pursuant to Option Agreements entered into with each of them (the “Options”). The exercise price for all of the granted Options is $0.30 per share, a price that was designated by the Company as reflective of the approximate average sales price of our Common Stock as reported by the OTC Bulletin Board over the sixty day period prior to the grant date and was not necessarily reflective of the last sale price per share on the grant date itself. Mr. Mot was granted 14,400,000 Options, Mr. Berten was granted 6,000,000 Options and the additional employee was granted 2,400,000 Options. The grant to Mr. Mot was subject to the approval of our stockholders as well as the approval of our stockholders to the amendment of the 2006 Long-Term Incentive Plan to increase the number of options authorized to be issued under it. Both approvals were given subsequent to the period covered by this quarterly report at our Annual Stockholders Meeting on July 1, 2008.

On April 28, 2008, we issued 12,000 shares of our Series B-1 Convertible Preferred Stock to Schroder & Co. Banque SA for a purchase price of $100.00 per share in reliance on Regulation S under the Securities Act, the proceeds therefrom to be used for working capital purposes and towards the establishment of a plant in the European Union. Each share of Series B-1 Convertible Preferred Stock is convertible into such number of shares of our Common Stock as is determined by dividing $100 by the initial conversion price of $0.38 per share (or an aggregate of 3,157,895 shares of Common Stock), subject to adjustment as contained in the Certificate of Designation of the Series B-1 Convertible Preferred Stock. Schroder & Co. Banque SA also received Warrants, exercisable for a five year period, to purchase 947,368 shares of Common Stock at an initial exercise price of $0.57 per share of Common Stock, subject to adjustment as contained in the Warrant.

Subsequent to the period covered by this quarterly report, on July 29, 2008, we issued an additional 26,600 shares of our Series B-1 Convertible Preferred Stock to Schroder & Co. Banque SA for a purchase price of $100.00 per share in reliance on Regulation S under the Securities Act, the proceeds therefrom to be used for working capital purposes and towards the establishment of a plant in the European Union. Each share of Series B-1 Convertible Preferred Stock is convertible into such number of shares of our Common Stock as is determined by dividing $100 by the initial conversion price of $0.38 per share (or an aggregate of 7,000,000 shares of Common Stock), subject to adjustment as contained in the Certificate of Designation of the Series B-1 Convertible Preferred Stock. Schroder & Co. Banque SA also received Warrants, exercisable for a five year period, to purchase 2,100,000 shares of Common Stock at an initial exercise price of $0.57 per share of Common Stock, subject to adjustment as contained in the Warrant.

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

10.10	Employment Agreement between the Company and Nils Berten, effective January 7, 2008, incorporated by reference to the Company’s Form 8-K filed on January 8, 2008.

10.11	Stock Option Grant Agreement between the Company and Jacques Mot, dated April 18, 2008, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2008.

10.12	Stock Option Grant Agreement between the Company and Nils Berten, dated April 18, 2008, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2008.

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: August 14, 2008	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Chief Financial Officer