Form 10-Q
period 2008-09-30
Plastinum Polymer Technologies Corp.
filed 2008-11-12
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of November 4, 2008 was 97,078,350.

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended September 30, 2008

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 (Unaudited) AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash	$832,893	$925,000
Prepaid expense	5,190	3,465
Value added tax refunds receivable	82,384	78,064

Total current assets	920,467	1,006,529

Equipment, net	284,015	7,208

Security deposit	16,031	-
Advances receivable - former parent	269,522	192,042

Total assets	$1,490,035	$1,205,779

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable	$337,396	$235,028
Accrued salary	625,836	120,000
Accrued interest	89,205	59,178
Due to stockholder	18,629	492,439

Total current liabilities	1,071,066	906,645

Bank guarantee payable	16,031	-
Convertible notes payable, net of discount of $53,122 and $77,920	446,878	422,080

Total liabilities	1,533,975	1,328,725

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized, 61,650 and 21,050 shares issued and outstanding, respectively, net (Face value $6,165,000 and $2,105,000, respectively)	5,409,400	1,523,597

Deficiency in stockholders' equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized, 97,014,088 and 96,953,722 shares issued and outstanding, respectively	970,141	969,537
Additional paid-in capital	9,857,922	9,465,997
Other comprehensive income	(54,779)	(52,496)
Accumulated deficit prior to development stage	(4,221,982)	(4,221,982)
Deficit accumulated during the development stage	(12,004,642)	(7,807,599)

Total deficiency in stockholders' equity	(5,453,340)	(1,646,543)

Total liabilities and deficiency in stockholders' equity	$1,490,035	$1,205,779

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

					Cumulative Period
					from April 7, 2003
					(date of inception as
					a development stage
					enterprise) to
	Three Months ended September 30,		Nine Months ended September 30,		September 30,
	2008	2007	2008	2007	2008

Operating expenses:
General and administrative expenses	$1,055,231	$438,300	$2,852,817	$1,130,493	$7,810,073
Depreciation and amortization	4,820	-	7,839	-	115,942
Research and development	322,371	120,584	1,286,760	623,927	3,928,874

Total operating expenses	1,382,422	558,884	4,147,416	1,754,420	11,854,889

Loss from operations	(1,382,422)	(558,884)	(4,147,416)	(1,754,420)	(11,854,889)

Interest expense, net	(15,457)	(18,408)	(49,627)	(54,616)	(149,753)

Loss before provision for income taxes	(1,397,879)	(577,292)	(4,197,043)	(1,809,036)	(12,004,642)

Provision for income taxes	-	-	-	-	-

Net loss	(1,397,879)	(577,292)	(4,197,043)	(1,809,036)	(12,004,642)

Accretion of preferred dividends and discount	(200,403)	-	(425,123)	-	(481,157)

Net loss attributable to common shareholders	$(1,598,282)	$(577,292)	$(4,622,166)	$(1,809,036)	$(12,485,799)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding	97,014,088	95,728,249	96,999,776	85,103,075

Comprehensive loss:
Net loss	$(1,397,879)	$(577,292)	$(4,197,043)	$(1,809,036)
Foreign currency translation income (loss)	11,903	5,606	(2,283)	(4,794)

Comprehensive loss	$(1,385,976)	$(571,686)	$(4,199,326)	$(1,813,830)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated Deficit
					Additional	Prior to	During	Other
	Common Stock		Common Stock to be Issued		Paid-in	Development	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	49,998,260	$499,983	-	$-	$3,829,789	$(4,196,122)	$-	$-	$133,650

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	(25,860)	-	-	(25,860)

Balance, April 7, 2003	49,998,260	499,983	-	-	3,829,789	(4,221,982)	-	-	107,790

Contribution of capital by parent	-	-	-	-	24,300	-	-	-	24,300

Net loss	-	-	-	-	-	-	(101,880)	-	(101,880)

Balance, December 31, 2003	49,998,260	499,983	-	-	3,854,089	(4,221,982)	(101,880)	-	30,210

Contribution of capital by parent	-	-	-	-	488,427	-	-	-	488,427

Net loss	-	-	-	-	-	-	(518,637)	-	(518,637)

Balance, December 31, 2004	49,998,260	499,983	-	-	4,342,516	(4,221,982)	(620,517)	-	-

Contribution of capital by parent	-	-	-	-	2,522,334	-	-	-	2,522,334

Net loss	-	-	-	-	-	-	(2,522,334)	-	(2,522,334)

Balance, December 31, 2005	49,998,260	499,983	-	-	6,864,850	(4,221,982)	(3,142,851)	-	-

Contribution of capital by parent	-	-	-	-	32,375	-	-	-	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	-	-	486,200	-	-	-	500,500

Issuance of stock for parent liabilities liabilities, June and August, 2006	1,985,584	19,856	-	-	(19,856)	-	-	-	-

Stock based compensation	-	-	-	-	240,268	-	-	-	240,268

Warrants issued with convertible notes	-	-	-	-	126,700	-	-	-	126,700

Currency translation adjustment	-	-	-	-	-	-	-	(4,330)	(4,330)

Net loss	-	-	-	-	-	-	(1,968,718)	-	(1,968,718)

Balance, December 31, 2006	53,413,844	534,139	-	-	7,730,537	(4,221,982)	(5,111,569)	(4,330)	(1,073,205)

Exercise of warrants, February 9, 2007	-	-	50,020	500	17,007	-	-	-	17,507

Issuance of shares upon conversion of former parent preferred stock- issued pursuant to spin off, March 6, 2007	38,672,076	386,720	-	-	(386,720)	-	-	-	-

Exercise of warrants, March 9, 2007	-	-	360,000	3,600	122,400	-	-	-	126,000

Exercise of warrants, March 14, 2007	600,000	6,000	-	-	294,000	-	-	-	300,000

Exercise of warrants, April - June, 2007	-	-	1,853,203	18,532	631,081	-	-	-	649,613

Cashless exercise of warrants, June, 2007	-	-	30,600	306	(306)	-	-	-	-

Shares physically issued, August, 2007	2,293,823	22,938	(2,293,823)	(22,938)	-	-	-	-	-

Exercise of warrants, August, 2007	1,079,289	10,793	-	-	366,958	-	-	-	377,751

Cashless exercise of warrants, August, 2007	254,881	2,549	-	-	(2,549)	-	-	-	-

Shares issued pursuant to spin off	68,851	688	-	-	(688)	-	-	-	-

Shares issued for services	27,072	271	-	-	8,149	-	-	-	8,420

Exercise of warrants, October and November, 2007	315,000	3,150	-	-	107,130	-	-	-	110,280

Cashless exercise of warrants, November, 2007	228,886	2,289	-	-	(2,289)	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	208,462	-	-	-	208,462

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	308,725	-	-	-	308,725

Stock based compensation	-	-	-	-	120,134	-	-	-	120,134

Accretion of preferred discount	-	-	-	-	(31,502)	-	-	-	(31,502)

Accretion of preferred dividends	-	-	-	-	(24,532)	-	-	-	(24,532)

Currency translation adjustment	-	-	-	-	-	-	-	(48,166)	(48,166)

Net loss	-	-	-	-	-	-	(2,696,030)	-	(2,696,030)

Balance, December 31, 2007	96,953,722	969,537	-	-	9,465,997	(4,221,982)	(7,807,599)	(52,496)	(1,646,543)

Shares issued for services	21,656	217	-	-	5,173	-	-	-	5,390

Cashless exercise of warrants, March 30, 2008	38,710	387	-	-	(387)	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	263,452	-	-	-	263,452

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	2,281	-	-	-	2,281

Stock based compensation	-	-	-	-	546,529	-	-	-	546,529

Accretion of preferred discount	-	-	-	-	(211,466)	-	-	-	(211,466)

Accretion of preferred dividends	-	-	-	-	(213,657)	-	-	-	(213,657)

Currency translation adjustment	-	-	-	-	-	-	-	(2,283)	(2,283)

Net loss	-	-	-	-	-	-	(4,197,043)	-	(4,197,043)

Balance, September 30, 2008	97,014,088	$970,141	-	$-	$9,857,922	$(4,221,982)	$(12,004,642)	$(54,779)	$(5,453,340)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(date of inception as
			a development stage
			enterprise) to
	Nine Months ended September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(4,197,043)	$(1,809,036)	$(12,004,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	546,529	65,197	915,351
Amortization of debt discount	24,798	24,707	73,578
Net expenses paid by parent	-	-	3,067,436
Depreciation and amortization	31,919	-	140,022
Increase in value added tax refund receivable	(4,320)	-	(82,384)
Increase in prepaid expense	(1,725)	-	(5,190)
Increase in advance receivable	(77,480)	(106,031)	(269,522)
Increase in accounts payable and accrued expenses	643,621	112,652	1,057,827

Cash used in operating activities	(3,033,701)	(1,712,511)	(7,107,524)

Cash flows from financing activities:
Purchase of equipment	(308,726)	-	(316,247)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	1,470,871	2,081,651
Proceeds from sale of redeemable preferred stock	4,060,000	-	6,044,750
Cost of sale of redeemable preferred stock	(191,359)	-	(191,359)
Payment of dividends on redeemable preferred stock	(142,228)	-	(142,228)
Proceeds from sale of convertible notes	-	-	500,000
(Repayments) advances from stockholder	(473,810)	214,615	18,629

Cash provided by financing activities	3,252,603	1,685,486	8,311,443

Effect of exchange rate changes on cash	(2,283)	(4,794)	(54,779)

Net increase (decrease) in cash	(92,107)	(31,819)	832,893
Cash, beginning of period	925,000	39,413	-
Cash, end of period	$832,893	$7,594	$832,893

Supplemental disclosure of non-cash financing activities:

Accrued liabilities settled in common stock	$5,390	$3,290
Value attributed to warrants issued with redeemable preferred stock	263,452	-
Beneficial conversion feature of redeemable preferred stock	2,281	-
Accretion of discount on redeemable preferred stock	211,466	-
Accretion of dividend on redeemable preferred stock	213,657	-
Security deposit guarantee provided by bank	16,031	-

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business

Plastinum Polymer Technologies Corp. (“we”, “us”,“our company“, “our”, “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and we own and develop a patented and proprietary plastic blending technology whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The technology is being marketed worldwide. During October 2008 we received our first order for our newly created Infinymer NSL. As we anticipate orders for our Infymer product, we have taken steps to change our pilot plant in The Netherlands to a production plant. In the meantime, we have shipped our products to Asia and production has begun for delivery of our product to The Netherlands

Through September 30, 2008, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through September 30, 2008, we have accumulated losses of $12,004,642.

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

The consolidated financial statements include the accounts of Plastinum and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the nine month periods ended September 30, 2008 and 2007 and from date of inception as development stage enterprise (April 7, 2003) to September 30, 2008 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2008

The results of the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

Going Concern

The financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $1,397,879 and $4,197,043 for the three and nine month periods ended September 30, 2008, respectively, and have a working capital deficit of $150,599 at September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is being marketed worldwide.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major eScrap Recycling plants, of which one will be in the Netherlands and one will be in the U.S., as well as establishing a mixed plastic household waste recycling line with a capacity of 10,000 MT annually.  We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products.

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

Plastinum incurred research and development expenses of $322,371 and $120,584 for the three months ended September 30, 2008 and 2007, respectively, and $1,286,760 and $623,927 for the nine months ended

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2008

September 30, 2008 and 2007, respectively. We have incurred research and development expenses of $3,928,874 from April 7, 2003 (date of inception of development stage) through September 30, 2008.

Liquidity

As shown in the accompanying financial statements, we incurred net losses of $4,197,043 and $1,809,036 for the nine month periods ended September 30, 2008 and 2007, respectively. For the period from inception of development stage through September 30, 2008, we have accumulated losses of $12,004,642. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 60,497,123 common share equivalents at September 30, 2008 and 26,678,034 at September 30, 2007. For the three and nine month periods ended September 30, 2008 and 2007, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

SEPTEMBER 30, 2008

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

The Company designates cash equivalents as Level 1. As of September 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

During the nine months ended September 30, 2008, 200,000 common stock warrants were exercised on a cashless basis into 38,710 shares of common stock.

During the nine months ended September 30, 2008, we issued 21,656 shares of common stock for services valued at $5,390. This amount was included in accrued expenses at December 31, 2007.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2008

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

The Options expire on April 18, 2013 and, subject to the grantee thereof remaining in our employ, vest as follows: (a) one-sixth of the Options granted to each of the employees vest on each of the following dates (the “ Milestone Attainment Dates”) upon the attainment of each of the following respective milestones (the “ Milestones”): (i) on December 31, 2008, if at least one fully operational factory in The Netherlands capable of processing 15,000 tons of eWaste per year at full capacity has been established, (ii) on December 31, 2009 if at least one fully operational factory in the United States has been established and (iii) on December 31, 2010 if at least four fully operational factories, including the ones contemplated by the preceding clauses (i) and (ii), have been established; provided , however , that the Milestones in clauses (i), (ii) and (iii) above may be adjusted by the compensation committee of our Board of Directors at its discretion at the beginning of the respective calendar year, and (b) on such date as our market capitalization exceeds $300 million and provided that such date occurs on or prior to April 18, 2011, then double the number of Options granted to each of the employees that have already vested and those yet subject to vesting on each Milestone Date that has not yet occurred will become vested.

The options have been valued at $1,732,773 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 106%, (3) risk-free interest rate of 1.7% - 2.6%, and (4) expected life of 1-3 years. The compensation expense is being recorded over the vesting periods, based on the number of options expected to vest. During the nine month period ended September 30, 2008, we have recorded $222,169 of compensation expense related to these options. Compensation cost related to nonvested options expected to vest of $998,487 at September 30, 2008 will be recognized over the next 2.5 years. At September 30, 2008, the aggregate intrinsic value of options vested and expected to vest was $56,000 based on the market price of our common stock on that date.

On April 18, 2008, we entered into an option agreement with Jacques Mot, our president and chief executive officer, pursuant to which we granted Mr. Mot 14,400,000 options to purchase our common stock under our 2006 Long-Term Incentive Plan. These options have identical terms to the options described above. The grant to Mr. Mot was subject to the approval of the holders of a majority of the outstanding shares of our common stock (including the Series B Preferred Stock voting on an “as converted” basis and excluding any shares held by Mr. Mot who was not entitled to vote thereon). Such approval was received at our stockholder meeting on July 1, 2008. Therefore the grant date of these options is July 1, 2008 and they have been recorded in the financial statements starting in the third quarter of 2008. The options have been valued at $1,833,030 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 129%, (3) risk-free interest rate of 2.1% - 3%, and (4) expected life of .5-2.75 years. The compensation expense is being recorded over the vesting periods, based on number of options expected to vest. During the quarter ended September 30, 2008, we have recorded $144,159 of compensation expense related to these options. Compensation cost related to nonvested options expected to vest of $1,192,222 at September 30, 2008 will be recognized over the next 2.5 years. At September 30, 2008, the aggregate intrinsic value of options vested and expected to vest was $96,000 based on the market price of our common stock on that date.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2008

In anticipation of the spinoff transaction described in Note A, NGH amended its existing common stock purchase warrants to permit, at the holder's election, the exercise of the warrants to purchase shares of our common stock or NGH common stock. The Plastinum shares issuable upon exercise of warrants will be issued in the same amounts and for the same exercise price as the warrants for shares of NGH. The total number of NGH warrants exercisable into Plastinum common stock is 12,206,334 at September 30, 2008, with an exercise price of $0.35 per share.

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

During November and December 2007, we sold 21,050 units in a private placement, with each unit consisting of 1 share of our Series B-1 Preferred Stock and approximately 79 common share purchase warrants, at a price of $100 per unit. Each warrant is exercisable for a period of five years, with an exercise price of $0.57. The total purchase price was $2,105,000 and the proceeds to our company, net of expenses, were approximately $1,985,000. Since the Series B-1 convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2008 and December 31, 2007.

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

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2008

During March, April and July 2008, we sold an additional 40,600 units in a private placement. The total purchase price was $4,060,000 and the proceeds to our company, net of expenses, were approximately $3,869,000. Since the Series B-1 convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2008.

In accordance with EITF.00-27, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $263,452 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $2,281 to the Series B-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the dates of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 106% - 136%, (3) weighted average risk-free interest rate of 2.1%, and (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $265,733, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period from issuance to October 31, 2010 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of discount and costs for the three and nine months ended September 30, 2008 was $92,414 and $211,466, respectively.

For the three and nine months ended September 30, 2008, we have accrued dividends in the amount of $107,989 and $213,657, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During the three months ended September 30, 2008, we made cash payments of accrued dividends aggregating $142,228.

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

As of September 30, 2008 and December 31, 2007, advances payable to our president aggregated $18,629 and $492,439, respectively. These advances are for working capital purposes. The advances are non interest bearing.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended).

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2007 comparative period.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black- Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

Going Concern

We have not generated any revenue since the date of our inception and, at present, we have insufficient capital on hand to fund our planned operations subsequent to 2008. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

The Company designates cash equivalents as Level 1. As of September 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

Overview

At September 30, 2008, we were pursuing a business plan related to the Plastinum Process described below and were considered to be in the development stage as defined by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises“. We own and develop a patented proprietary plastic blending technology, whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds.

The Plastinum Process

We own and develop a patented and proprietary plastic blending technology, whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds .

Plastinum’s mission is to commercialize the technology through application in the virgin plastic markets (polymer alloys) and the plastic recycling sector (compounds made from post-consumer mixed plastic scrap) .

Plastinum believes its patented proprietary process, the Plastinum technology, is capable of producing homogeneous, commercially usable polymer products from mixed virgin plastic and/or mixed scrap plastic without compatibilizers.

We are currently in the process of implementing our business plan and during October 2006 we opened a pilot plant in the EMMTEC Industry & Business Park, Emmen, The Netherlands. This plant is our showcase for the recycling of the total mixed plastic scrap coming from the WEEE sector (“eScrap”), as well as production of post-consumer mixed plastic from household waste. We have taken steps to change our pilot plant into our first commercial plant in Emmen, the Netherlands, in order to meet the recent demand for our "Infymer" products from WEEE as well as from household waste. Production has begun to deliver products not only in the Netherlands but also to meet the anticipated demand for our products in Asia. Additionally, we are in the process of establishing a joint venture with CRS Creative Recycling in Tampa, Florida in order to have our first commercial state of the art plant in the United States to process mixed post-consumer plastic scrap from US “eScrap” streams.

The strategies for commercial implementation of the Plastinum technology range from stand-alone plants, such as the plants described above, to units integrated within an existing plastic processing facility, to leasing arrangements with potential joint-venture partners.

We have received our first order from The Netherlands. Other materials have been shipped to the Far East to enable various customers to continue testing our materials.

We are currently discussing various possibilities for the acquisition of source materials with interested parties in the EU as well as in the U.S. and Asia. The potential acquisition strategies would involve either profit sharing collaboration or the straight purchase of source materials. We have not yet reached agreement with any such parties.

In the EU, it is anticipated that source materials will be purchased from various parties. We are currently discussing supply options with four separate waste processing companies. These companies have preliminarily indicated that they will assist in the organization of the supply of scrap .

Plan of Operation

Our plan of operation for the twelve month period following September 30, 2008 is to:

•	Proceed with research and development for virgin market applications and the development of new virgin compounds.
•	Change our pilot plant into our first commercial plant in the EU for the recycling of eScrap, planned for the fourth quarter of 2008.
•	Open a commercial plant in the EU for the recycling of mixed plastic scrap from household waste with a processing capacity of 10,000 MT, planned for the first half of 2009.
•	Open a commercial plant in the United States for the recycling of eScrap, planned for 2009.

We currently have budgeted approximately $8,500,000 in cash expenditures for the twelve month period following September 30, 2008, including (1) approximately $1,500,000 to cover our projected general and administrative expense during this period; (2) approximately $1,000,000 for research and development activities; (3) approximately $1,000,000 for a United States plant; and (4) approximately $5,000,000 for an EU plant.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Operating losses increased from $558,884 in 2007 to $1,382,422 in 2008. The increase of $823,538 was the result of an increase of $621,751 in general and administrative expenses, from $438,300 in 2007 to $1,060,051 in 2008, and an increase in research and development expenses of $201,787, from $120,584 in 2007 to $322,371 in 2008. The primary components of our general and administrative expenses for each of the quarterly periods are compensation expense, consulting and professional fees, rent and travel expenses. Our general and administrative and research and development expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Operating losses increased from $1,754,420 in 2007 to $4,147,416 in 2008. The increase of $2,392,996 was the result of an increase of $1,730,163 in general and administrative expenses, from $1,130,493 in 2007 to $2,860,656 in 2008, and an increase in research and development expenses of $662,833, from $623,927 in 2007 to $1,286,760 in 2008. The primary components of our general and administrative expenses for each of the nine month periods are compensation expense, consulting and professional fees, rent and travel expenses. Our general and administrative and research and development expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

Liquidity and Capital Resources

As of September 30, 2008 we had a working capital deficit of $150,599. For the nine months ended September 30, 2008, net cash used by operating activities was $3,033,701, resulting primarily from a loss of $4,197,043 partially offset by a non-cash charge of $546,529 for stock based compensation and an increase in accounts payable and accrued expenses of $643,621.

During the first seven months of 2008, we received $4,060,000 in proceeds from the sale of 40,600 shares of our Series B-1 Redeemable Convertible Preferred Stock at a price of $100 per share. Of this amount $1,400,000 was received in March and April and $2,660,000 was received in July. We incurred costs of $191,359 related to the sale of the preferred stock. The purchasers also received warrants, exercisable for a five year period, to purchase an aggregate of 3,205,263 shares of our common stock at an initial exercise price of $0.57 per share of common stock. During August of 2008 we paid $142,228 of accrued preferred dividends in cash.

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

During the first nine months of 2008, we repaid $473,810 of net working capital advances received from Mr. Jacques Mot, our president and CEO, to fund operations. As of September 30, 2008, the amount of net unrepaid advances received from Mr. Mot aggregated $18,629. The advances are non-interest bearing.

Our current funding has enabled us to open the pilot plant, continue our research and development activities and position ourselves to become a revenue generating company. We anticipate that financing our full long-term business plan will require $1,000,000 for the opening and expansion of the U.S. plant, $5,000,000 for the opening and expansion of the EU plant and $2,000,000 for working capital needs. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major eScrap Recycling plants, of which one will be in the Netherlands and one will be in the U.S. We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products. Should we not be able to obtain suitable financing for our business plan, we may have to substantially curtail our proposed expansion.

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

With regard to our previously announced plans to open our first commercial plant in the United States, on September 29, 2008, we announced that we entered into a Letter of Intent with Creative Recycling Technologies, LLC, for the establishment of a Joint Venture that will process mixed plastic E-Scrap in Tampa, Florida. The establishment of the Joint Venture is subject to the negotiation and execution of a mutually satisfactory definitive Joint Venture Agreement and related documentation, which the parties intend to enter into by October 31, 2008.

On October 10, 2008, we announced that we received our first order for our newly created Infinymer NSL. As we anticipate orders for our Infymer product, we have taken steps to change our pilot plant in The Netherlands to a production plant. In the meantime, we have shipped our products to Asia and production has begun for delivery of our product to The Netherlands.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On April 18, 2008, we entered into an Option Agreement with Jacques Mot, our President and Chief Executive Officer, pursuant to which we granted Mr. Mot 14,400,000 options to purchase our Common Stock under our 2006 Long-Term Incentive Plan (the “Options”). The exercise price of the Options is $0.30 per share, a price that was designated by the Company as reflective of the approximate average sales price of our Common Stock as reported by the OTC Bulletin Board over the sixty day period prior to the grant date and was not necessarily reflective of the last sale price per share on the grant date itself. The grant to Mr. Mot was subject to the approval of our stockholders as well as the approval of our stockholders to the amendment of the 2006 Long-Term Incentive Plan to increase the number of options authorized to be issued under it. Both approvals were received at our Annual Stockholders Meeting held on July 1, 2008.

On July 29, 2008 we issued 26,600 shares of our Series B-1 Convertible Preferred Stock to Schroder & Co. Banque SA for a purchase price of $100.00 per share in reliance on Regulation S under the Securities Act, the proceeds therefrom to be used for working capital purposes and towards the establishment of a plant in the European Union. Each share of Series B-1 Convertible Preferred Stock is convertible into such number of shares of our Common Stock as is determined by dividing $100 by the initial conversion price of $0.38 per share (or an aggregate of 7,000,000 shares of Common Stock), subject to adjustment as contained in the Certificate of Designation of the Series B-1 Convertible Preferred Stock. Schroder & Co. Banque SA also received Warrants, exercisable for a five year period, to purchase 2,100,000 shares of Common Stock at an initial exercise price of $0.57 per share of Common Stock, subject to adjustment as contained in the Warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 1, 2008 we held our Annual Meeting of Stockholders. Shares of Series B-1 Convertible Preferred Stock outstanding as of the record date of May 9, 2008 were entitled to one vote for each share of Common Stock into which the Series B-1 Convertible Preferred Stock could be converted. Therefore, treating all outstanding shares of  Series B-1 Convertible Preferred Stock on an "as converted" basis, there were 106,237,772 shares entitled to vote at the meeting and 82,042,074 shares present at the meeting.  At the meeting (i) each of Jacques Mot, Marcel Rokegem and Pierre Kladny was elected as a Director of the Company, (ii) the amendment of the Company’s 2006 Long-Term Incentive Plan for the purpose of, among other things, increasing the number of shares of Common Stock issuable under the Plan from 20 million to 30 million, was approved by a majority of the votes cast at the meeting, (iii) the grant to Jacques Mot, the Company’s President and Chief Executive Officer, of additional options under the 2006 Long-Term Incentive Plan exercisable for up to 14.4 million shares of the Company’s Common Stock was approved by the vote of a majority of outstanding shares of our common stock (excluding shares held by Mr. Mot) and (iv) the appointment of RBSM LLP as independent auditors of the Company for the fiscal year ending December 31, 2008 was ratified by a majority of the votes cast at the meeting. The following is a summary of the number of votes cast for, against or withheld on each matter voted upon at the meeting as well as the number of abstentions as to each matter:

		VOTES
	VOTES	AGAINST/	VOTES
MATTER	FOR	WITHHELD	ABSTAINING

To elect the following Directors to hold office until the next Annual Meeting and until their successors are elected and qualified:
Jacques Mot	82,042,074	0	-
Marcel Rokegem	82,042,074	0	-
Pierre Kladny	82,042,074	0	-

To approve the amendment of the Company’s 2006 Long-Term Incentive Plan for the purpose of, among other things, increasing the number of shares of Common Stock issuable under the Plan from 20 million to 30 million	73,592,502	100	0

To approve the grant to Jacques Mot, the Company’s President and Chief Executive Officer, of additional options under the 2006 Long-Term Incentive Plan exercisable for up to 14.4 million shares of the Company’s Common Stock	34,819,926	600	0

To ratify the appointment of RBSM LLP as independent auditors of the Company for the fiscal year ending December 31, 2008	82,042,074	0	0

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Form SB-2 filed on April 10, 2007.

3.2	By-laws, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

3.3	Certificate of Designation of Series B-1 Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

3.4	Certificate of Amendment of Certificate of Designation of Series B-1 Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on March 31, 2008.

3.5	Form of Warrant to Purchase Common Stock issued to purchasers of Series B-1 Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

4.1	Specimen Certificate for Common Stock, incorporated by reference to the Company’s Form 10-KSB filed on March 6, 2007.

10.1	Form of Warrant and Joinder Agreement, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

10.2	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007, incorporated by reference to the Company’s Form SB-2 filed on April 10, 2007.

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

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: November 11, 2008	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: November 11, 2008	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Chief Financial Officer