Form 10KSB/A
period 2007-12-31
Plastinum Polymer Technologies Corp.
filed 2008-12-31
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(AMENDMENT NO. 1)

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

- i -

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB (“Amendment No. 1”) amends the Annual Report of Plastinum Polymer Technologies Corp. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 28, 2008 (the “Original Filing”). This Amendment No. 1 is being filed to (i) revise the cautionary language regarding “forward-looking statements”, (ii) supplement our Trends, Risks and Uncertainties disclosure, (iii) revise the disclosure regarding Results of Operations and Liquidity and Capital Resources, (iv) add an explanatory sentence regarding fees paid to a director, (v) revise Notes A, C, F and H to the financial statements, (vi) revise the discussion regarding Disclosure Controls and Procedures and Internal Control over Financial Reporting, and (vii) revise the certifications included as Exhibits 31.1 and 31.2.

We have not updated the information contained herein for events occurring subsequent to March 28, 2008, the filing date of the Original Filing.

PART I

FORWARD-LOOKING STATEMENTS

Statements used in this Form 10-KSB, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties.  The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,000,000	$0.10	12,000,000
Equity compensation plans not approved by security holders	—		—
Total	3,000,000		12,000,000

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

Stock Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation” , to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended).

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("FAS No. 160"). FAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in fiscal years beginning October 1, 2009. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

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

During 2007 we received approximately $3,566,000 in proceeds from the sale of preferred stock and from the exercise of warrants. The additional working capital has enabled us to expand our operations and implement our business plan. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future product.

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

We have made payments on behalf of NGH, primarily for the payment of professional fees incurred by NGH and certain NGH accounts payable. These advances have no stated maturity date and bear no interest. We expect that the advances will ultimately be repaid upon NGH’s acquisition of, or merger with, a company which desires to establish a public trading market for its shares though no material discussions have yet been had with respect to any potential business combination. As of December 31, 2007, these advances totaled $192,042.

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

We have sought to identify what we believe to be all material risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

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

Our Board of Directors and Management Own a Significant Amount of Our Common Stock

As of February 29, 2008, our board of directors and management team held approximately 41.6% of our outstanding shares, assuming the exercise or conversion of all outstanding currently exercisable or convertible derivative securities held by them.  These individuals will collectively continue to have significant control over our operations and affairs.

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

Potential Inability to Achieve Acceptance of Our Products in the Marketplace

Our success in generating significant sales of our products will depend in part on our ability to achieve market acceptance of our products.  The extent to which, and rate at which, we achieve market acceptance and penetration of our current and future products is a function of many variables including, but not limited to:

•	price;
•	safety;
•	functionality;
•	reliability;
•	marketing and sales efforts; and
•	general economic conditions affecting purchasing patterns.

We may not be able to develop and introduce products in a timely manner or new products may not gain market acceptance. We are in the early stages of commercialization of our products.  We believe that our future growth will depend in large part on our ability to market these products in our target markets.  In addition, commercial applications of unique recycled plastics compounds has not been undertaken prior to the introduction of our products and therefore the market is new and evolving.   The failure of our products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

We May Face Strong Competition in the Marketplace

Competitors may succeed in developing alternative technologies and products that are easier to use or less expensive than those which have been developed by us or that might render our technology and products non-competitive.  We operate in a highly competitive and rapidly evolving field, and new developments are expected to continue at a rapid pace.  Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than we do.

We Have a Limited Manufacturing Capacity

We are in the process of setting up our first plants for the commercial production of our recycled plastics compounds.  Any disruptions in the manufacturing operations of any single plant would materially reduce our ability to sell our products and would have a material adverse effect on our financial results.  Additionally, we may not be able to continue to successfully operate our manufacturing operations at acceptable costs, with acceptable yields, and retain adequately trained personnel.

We are Dependent on a Continued Supply of Electrical and Electronic Waste as a Raw Material

There are limited sources of the electrical and electronic waste we use as raw material to manufacture our products and there is significant competition for those raw materials.  We may experience difficulty acquiring those raw materials.  Any interruption of our relationships with our raw materials suppliers could materially harm our business.

Both Domestic and Foreign Government Regulations Can Have an Adverse Effect on Our Business Operations

Our products and operations are subject to governmental regulation in the United States and foreign countries.  Although we have no reason to believe that we will not be able to comply with all applicable regulations regarding the manufacture and sale of our products, regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. Future changes in regulations or interpretations relating to matters such as safe working conditions, manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances may adversely affect our business.

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

Furthermore, the penny stock designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); and (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock. Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

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

PLASTINUM POLYMER TECHNOLOGIES CORP.

INDEX TO FINANCIAL STATEMENTS

Page
For the Fiscal Years Ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Losses for the Years ended December 31, 2007 and 2006 and for cumulative period from April 7, 2003 (date of inception as development stage enterprise) to December 31, 2007	F-5

Consolidated Statements of Deficiency in Stockholders’ Equity for the Years ended December 31, 2007	F-6

Consolidated Statements of Cash Flows for Years ended December 31, 2007 and 2006 and for cumulative period from April 7, 2003 (date of inception as development stage enterprise) to December 31, 2007	F-7

Notes to Consolidated Financial Statements	F-8

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

/s/ RBSM LLP

Certified Public Accountants

New York, New York
March 8, 2008

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
Assets

Current assets:
Cash	$925,000	$39,413
Prepaid expense	3,465	—
Value added tax refunds receivable	78,064	—
Total current assets	1,006,529	39,413

Equipment, net	7,208	—

Advances receivable - former parent	192,042	8,454
Total assets	$1,205,779	$47,867

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable	$235,028	$255,127
Accrued salary	120,000	—
Accrued interest	59,178	19,178
Due to stockholder	492,439	457,720

Total current liabilities	906,645	732,025

Convertible notes payable, net of discount of $77,920 and $110,953	422,080	389,047

Total liabilities	1,328,725	1,121,072

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized, 21,050 shares issued and outstanding, net (Face value $2,105,000)	1,523,597	—

Deficiency in stockholders' equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 250,000,000 shares authorized, 96,953,722 and 53,413,844 shares issued and outstanding, respectively	969,537	534,139
Additional paid-in capital	9,465,997	7,730,537
Other comprehensive income	(52,496)	(4,330)
Accumulated deficit prior to development stage	(4,221,982)	(4,221,982)
Deficit accumulated during the development stage	(7,807,599)	(5,111,569)

Total deficiency in stockholders' equity	(1,646,543)	(1,073,205)

Total liabilities and deficiency in stockholders' equity	$1,205,779	$47,867

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSSES

			Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to
	Years ended December 31,		December 31,
	2007	2006	2007

Operating expenses:
General and administrative expenses	$1,602,554	$1,214,246	$4,957,256
Depreciation and amortization	313	—	108,103
Research and development	1,028,069	719,440	2,642,114

Total operating expenses	2,630,936	1,933,686	7,707,473

Loss from operations	(2,630,936)	(1,933,686)	(7,707,473)

Interest expense, net	(65,094)	(35,032)	(100,126)

Loss before provision for income taxes	(2,696,030)	(1,968,718)	(7,807,599)

Provision for income taxes	—	—	—

Net loss	(2,696,030)	(1,968,718)	(7,807,599)

Accretion of preferred dividends and discount	(56,034)	—	(56,034)

Net loss attributable to common shareholders	$(2,752,064)	$(1,968,718)	$(7,863,633)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding	88,024,357	51,846,549

Comprehensive loss:
Net loss	$(2,696,030)	$(1,968,718)
Foreign currency translation loss	(48,166)	(4,330)

Comprehensive loss	$(2,744,196)	$(1,973,048)

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

						Accumulated Deficit
					Additional	Prior to	During	Other
	Common Stock		Common Stock to be Issued		Paid-in	Development	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	49,998,260	$499,983	—	$—	$3,829,789	$(4,196,122)	$—	$—	$133,650

Net loss from January 1, 2003 to April 7, 2003	—	—	—	—	—	(25,860)	—	—	(25,860)

Balance, April 7, 2003	49,998,260	499,983	—	—	3,829,789	(4,221,982)	—	—	107,790

Contribution of capital by parent	—	—	—	—	24,300	—	—	—	24,300

Net loss	—	—	—	—	—	—	(101,880)	—	(101,880)

Balance, December 31, 2003	49,998,260	499,983	—	—	3,854,089	(4,221,982)	(101,880)	—	30,210

Contribution of capital by parent	—	—	—	—	488,427	—	—	—	488,427

Net loss	—	—	—	—	—	—	(518,637)	—	(518,637)

Balance, December 31, 2004	49,998,260	499,983	—	—	4,342,516	(4,221,982)	(620,517)	—	—

Contribution of capital by parent	—	—	—	—	2,522,334	—	—	—	2,522,334

Net loss	—	—	—	—	—	—	(2,522,334)	—	(2,522,334)

Balance, December 31, 2005	49,998,260	499,983	—	—	6,864,850	(4,221,982)	(3,142,851)	—	—

Contribution of capital by parent	—	—	—	—	32,375	—	—	—	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	—	—	486,200	—	—	—	500,500

Issuance of stock for parent liabilities liabilities, June and August, 2006	1,985,584	19,856	—	—	(19,856)	—	—	—	—

Stock based compensation	—	—	—	—	240,268	—	—	—	240,268

Warrants issued with convertible notes	—	—	—	—	126,700	—	—	—	126,700

Currency translation adjustment	—	—	—	—	—	—	—	(4,330)	(4,330)

Net loss	—	—	—	—	—	—	(1,968,718)	—	(1,968,718)

Balance, December 31, 2006	53,413,844	534,139	—	—	7,730,537	(4,221,982)	(5,111,569)	(4,330)	(1,073,205)

Exercise of warrants, February 9, 2007	—	—	50,020	500	17,007	—	—	—	17,507

Issuance of shares upon conversion of former parent preferred stock- issued pursuant to spin off, March 6, 2007	38,672,076	386,720	—	—	(386,720)	—	—	—	—

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

Exercise of warrants, March 9, 2007	—	—	360,000	3,600	122,400	—	—	—	126,000

Exercise of warrants, March 14, 2007	600,000	6,000	—	—	294,000	—	—	—	300,000

Exercise of warrants, April - June, 2007	—	—	1,853,203	18,532	631,081	—	—	—	649,613

Cashless exercise of warrants, June, 2007	—	—	30,600	306	(306)	—	—	—	—

Shares physically issued, August, 2007	2,293,823	22,938	(2,293,823)	(22,938)	—	—	—	—	—

Exercise of warrants, August, 2007	1,079,289	10,793	—	—	366,958	—	—	—	377,751

Cashless exercise of warrants, August, 2007	254,881	2,549	—	—	(2,549)	—	—	—	—

Shares issued pursuant to spin off	68,851	688	—	—	(688)	—	—	—	—

Shares issued for services	27,072	271	—	—	8,149	—	—	—	8,420

Exercise of warrants, October and November, 2007	315,000	3,150	—	—	107,130	—	—	—	110,280

Cashless exercise of warrants, November, 2007	228,886	2,289	—	—	(2,289)	—	—	—	—

Warrants issued with redeemable convertible preferred stock	—	—	—	—	208,462	—	—	—	208,462

Beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	308,725	—	—	—	308,725

Stock based compensation	—	—	—	—	120,134	—	—	—	120,134

Accretion of preferred discount	—	—	—	—	(31,502)	—	—	—	(31,502)

Accretion of preferred dividends	—	—	—	—	(24,532)	—	—	—	(24,532)

Currency translation adjustment	—	—	—	—	—	—	—	(48,166)	(48,166)

Net loss	—	—	—	—	—	—	(2,696,030)	—	(2,696,030)

Balance, December 31, 2007	96,953,722	$969,537	—	$—	$9,465,997	$(4,221,982)	$(7,807,599)	$(52,496)	$(1,646,543)

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to
	Years ended December 31,		December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(2,696,030)	$(1,968,718)	$(7,807,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	128,554	240,268	368,822
Amortization of debt discount	33,033	15,747	48,780
Net expenses paid by parent	—	32,375	3,067,436
Depreciation and amortization	313	—	108,103
Increase in value added tax refund receivable	(78,064)	—	(78,064)
Increase in prepaid expense	(3,465)		(3,465)
Increase in advance receivable	(183,588)	(8,454)	(192,042)
Increase in accounts payable and accrued expenses	139,901	274,305	414,206

Cash used in operating activities	(2,659,346)	(1,414,477)	(4,073,823)

Cash flows from financing activities Purchase of equipment	(7,521)	—	(7,521)

Cash flows from financing activities
Proceeds from exercise of warrants	1,581,151	500,500	2,081,651
Proceeds from sale of redeemable preferred stock	1,984,750	—	1,984,750
Proceeds from sale of convertible notes	—	500,000	500,000
Advances from stockholder	34,719	457,720	492,439

Cash provided by financing activities	3,600,620	1,458,220	5,058,840

Effect of exchange rate changes on cash	(48,166)	(4,330)	(52,496)

Net increase in cash	885,587	39,413	925,000
Cash, beginning of period	39,413	—	—
Cash, end of period	$925,000	$39,413	$925,000

Supplemental disclosure of non-cash financing activities:

Accrued liabilities settled in common stock	$3,290	$633,595
Value attributed to warrants issued with redeemable preferred stock	208,462	—
Value attributed to warrants issued with debt	—	126,700
Beneficial conversion feature of redeemable preferred stock	308,725	—
Accretion of discount on redeemable preferred stock	31,502	—
Accretion of dividend on redeemable preferred stock	24,532	—

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

The nature and amounts of expenses incurred by NGH which are allocable to NGH and stranded on NGH’s stand alone financial statements through June 30, 2006 are as follows:

	2006	For the Period April 7, 2003 (Date of Inception of Development Stage) through December 31, 2006

Officer and other compensation	40,500	423,200
Rent	5,243	13,321
Audit and legal services	93,552	150,769
Consulting	—	349,031
Other general and administrative	43,668	117,461
Interest and finance costs	6,472,670	8,153,651

NGH stand alone expense	$6,655,633	$9,207,433

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

Advances Receivable – Former Parent

Advances receivable – former parent represent amounts advanced on behalf of NGH, primarily for the payment of professional fees incurred by NGH and certain NGH accounts payable. These advances have no stated maturity date and bear no interest. We expect that the advances will ultimately be repaid upon NGH’s acquisition of, or merger with, a company which desires to establish a public trading market for its shares though no material discussions have yet been had with respect to any potential business combination.

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

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $208,462 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $308,725 to the Series B-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 116%, (3) weighted average risk-free interest rate of 4%, (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable, and (5) estimated fair value of Plastinum common stock of $0.40 per share.  The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $517,187, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period from issuance to October 31, 2010 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). The charge to additional paid in capital for 2007 was $31,502.

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

Significant components of deferred tax assets and liabilities are as follows:

2007

Deferred tax assets:
Net operating loss carryforward	106,000
Valuation allowance	(106,000)

Net deferred tax assets	$—

Statutory federal income tax rate	-34%
State income taxes, net of federal taxes	0%
Valuation allowance	34%

Effective income tax rate	0%

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

NOTE F - CONVERTIBLE NOTES PAYABLE

On July 10, 2006, we entered into a Convertible Loan Agreement with Mr. Mot and a third party pursuant to which we borrowed an aggregate of $500,000. The loans bear interest at 8% per year and are convertible into an aggregate of 1,000,000 shares of our common stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.50 per share. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $126,700 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The debt discount is being amortized over the term of the notes. During 2007 and 2006, amortization as interest expense amounted to $33,033 and $15,747, respectively. We have determined that there was no beneficial conversion feature attributable to the convertible notes.

Payment of principal not converted to common stock and accrued interest is due on the maturity date of May 31, 2010.

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

Warrants

Transactions involving our warrant issuances are summarized as follows:

	2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	25,586,570	$0.36	$—	$—
Granted during the period	3,647,426	0.45	27,016,570	0.35
Exercised during the period	(7,440,820)	0.36	(1,430,000	0.35
Terminated during the period	—	—	—	—
Outstanding at end of the period	21,793,176	$0.37	25,586,570	$0.36
Exercisable at end of the period	21,793,176	$0.37	25,586,570	$0.36

The number and weighted average exercise prices of our options and warrants outstanding as of December 31, 2007 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.10	3,000,000	$3.5	$0.10
$0.25	200,000.3		$0.25
$0.35	19,531,334	1.2	$0.35
$0.50 - $0.57	2,061,842	4.7	$0.56

NOTE H - COMMITMENTS

We lease our plant in The Netherlands pursuant to a lease with an annual rental of approximately $84,000. The lease terminates 12 months after notice of termination is given by us or the landlord.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2007.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jacques Mot	2007	390,000	—	—	240,268	(1)	—	—	—	630,268
Chief Executive Officer	2006	283,000	—	—	120,134	(1)	—	—	—	403,634

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

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information with respect to equity awards outstanding at the conclusion of the fiscal year ended December 31, 2007 for each of the named executive officers:

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Estimated Per Share Market Value at Grant Date if Greater than Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jacques Mot	1,000,000	2,000,000	2,000,000	0.10	0.29	7/10/2011	—	—	—	—

Director Compensation

The following table sets forth the compensation of the directors of the Company for the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marcel Rokegem	49,764	—	—	—	—	—	49,764

The $49,764 in fees paid to Marcel Rokegem for the fiscal year 2007 was paid on the basis of a monthly retainer of 3,000 Euros (in lieu of payments per meeting attended) as compensation for services he rendered to us as an independent member of our Board of Directors, including attendance at Compensation Committee and Board of Directors meetings.

We do not currently have a formal compensation plan for members of our Board of Directors for service on our Board of Directors, but we expect that such a compensation plan for Directors will be adopted in the future, and Directors are eligible to receive options under our existing long-term stock option incentive plan.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf on December 31, 2008 by the undersigned, thereunto duly authorized.

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

By:	/s/ Jacques Mot
Jacques Mot (Chief Presiding Officer)

In accordance with the Exchange Act, this report has been signed below on December 31, 2008 by the following persons in the capacities indicated:

By:	/s/ Jacques Mot
Jacques Mot Director and CEO (Principal Executive Officer)

By:	/s/ Robert Scherne
Robert Scherne Interim Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Marcel Rokegem
Marcel Rokegem Director

By:
Pierre Kladny Director