Form 10-Q/A
period 2008-03-31
Plastinum Polymer Technologies Corp.
filed 2008-12-31
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended March 31, 2008

TABLE OF CONTENTS

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (“Amendment No. 1”) amends the Quarterly Report of Plastinum Polymer Technologies Corp. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Filing”). This Amendment No. 1 is being filed to (i) revise the cautionary language regarding “forward-looking statements”, (ii) revise the disclosure regarding Results of Operations and Liquidity and Capital Resources, (iii) revise the discussion regarding Disclosure Controls and Procedures and Internal Control over Financial Reporting, and (v) revise the certifications included as Exhibits 31.1 and 31.2.

We have not updated the information contained herein for events occurring subsequent to May 15, 2008, the filing date of the Original Filing.

PART I – FINANCIAL INFORMATION

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

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	Three Months ended March 31,		Cumulative Period from April 7, 2003 (date of inception as a development stage enterprise) to March 31,
	2008	2007	2008

Operating expenses:
General and administrative expenses	$751,385	$343,700	$5,708,641
Depreciation and amortization	996	-	109,099
Research and development	606,938	170,216	3,249,052

Total operating expenses	1,359,319	513,916	9,066,792

Loss from operations	(1,359,319)	(513,916)	(9,066,792)

Interest expense, net	(16,274)	(17,999)	(116,400)

Loss before provision for income taxes	(1,375,593)	(531,915)	(9,183,192)

Provision for income taxes	-	-	-

Net loss	(1,375,593)	(531,915)	(9,183,192)

Accretion of preferred dividends and discount	(96,875)	-	(152,909)

Net loss attributable to common shareholders	$(1,472,468)	$(531,915)	$(9,336,101)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding	96,970,993	64,826,122

Comprehensive loss:
Net loss	$(1,375,593)	$(531,915)
Foreign currency translation loss	(14,568)	(5,710)

Comprehensive loss	$(1,390,161)	$(537,625)

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 ..  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

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

In accordance with EITF.00-27, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $18,070 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $2,281 to the Series B-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 129%, (3) weighted average risk-free interest rate of 1.45%, (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable, and (5) estimated fair value of Plastinum common stock of $0.35 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $20,351, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period from issuance to October 31, 2010 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

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

Statements used in this Form 10-Q, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties.  The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this report.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 ..  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

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

During 2008 we received approximately $200,000 in proceeds from the sale of preferred stock. The additional working capital from this and previous sales of preferred stock and exercise of warrants has enabled us to expand our operations, implement our business plan, ready our product for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

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

We have made payments on behalf of NGH, primarily for the payment of professional fees incurred by NGH and certain NGH accounts payable. These advances have no stated maturity date and bear no interest. We expect that the advances will ultimately be repaid upon NGH’s acquisition of, or merger with, a company which desires to establish a public trading market for its shares though no material discussions have yet been had with respect to any potential business combination.  As of March 31, 2008, these advances totaled $206,335.

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

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2007 (described below) which has not been remediated as of March 31, 2008, our Chief Executive Officer and Chief Financial (and principal accounting) Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were ineffective.

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

Exhibit No.	Description

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

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: December 31, 2008	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: December 31, 2008	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Chief Financial Officer