Form 10-Q/A
period 2008-06-30
Plastinum Polymer Technologies Corp.
filed 2008-12-31
CIK 1368044

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

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended June 30, 2008

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (“Amendment No. 1”) amends the Quarterly Report of Plastinum Polymer Technologies Corp. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Securities and Exchange Commission on August 14, 2008 (the “Original Filing”). This Amendment No. 1 is being filed to (i) revise the cautionary language regarding “forward-looking statements”, (ii) revise the disclosure regarding Results of Operations and Liquidity and Capital Resources, (iii) revise the discussion regarding Disclosure Controls and Procedures and Internal Control over Financial Reporting, and (v) revise the certifications included as Exhibits 31.1 and 31.2.

We have not updated the information contained herein for events occurring subsequent to August 14, 2008, the filing date of the Original Filing.

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

The Options expire on April 18, 2013 and, subject to the grantee thereof remaining in our employ, vest as follows: (a) one-sixth of the Options granted to each of the employees vest on each of the following dates (the “ Milestone Attainment Dates ”) upon the attainment of each of the following respective milestones (the “ Milestones ”): (i) on December 31, 2008, if at least one fully operational factory in The Netherlands capable of processing 15,000 tons of eWaste per year at full capacity has been established, (ii) on December 31, 2009 if at least one fully operational factory in the United States has been established and (iii) on December 31, 2010 if at least four fully operational factories, including the ones contemplated by the preceding clauses (i) and (ii), have been established; provided , however , that the Milestones in clauses (i), (ii) and (iii) above may be adjusted by the compensation committee of our Board of Directors at its discretion at the beginning of the respective calendar year, and (b) on such date as our market capitalization exceeds $300 million and provided that such date occurs on or prior to April 18, 2011, then double the number of Options granted to each of the employees that have already vested and those yet subject to vesting on each Milestone Date that has not yet occurred will become vested.

The options have been valued at $1,732,773 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 106%, (3) risk-free interest rate of 1.7% - 2.6%, (4) expected life of 1-3 years, and (5) estimated fair value of Plastinum common stock of $0.34 per share. The compensation expense is being recorded over the vesting periods, based on the number of options expected to vest.  During the quarter ended June 30, 2008, we have recorded $179,203 of compensation expense related to these options. Compensation cost related to nonvested options of $1,553,570 at June 30, 2008 will be recognized over the next 2.75 years. At June 30, 2008, there was no aggregate intrinsic value of options vested and expected to vest since the exercise price of the options exceeded the market price of our common stock on that date.

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

In accordance with EITF.00-27, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $80,238 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $2,281 to the Series B-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the dates of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 106% - 129%, (3) weighted average risk-free interest rate of 1.45% - 1.7%, (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable and (5) weighted average estimated fair value of Plastinum common stock of $0.31 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $82,519, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period from issuance to October 31, 2010 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

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

During 2008 we received $1,400,000 in proceeds from the sale of preferred stock. The additional working capital from this and previous sales of preferred stock and exercise of warrants has enabled us to expand our operations, implement our business plan, ready our product for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Operating losses increased from $1,195,536 in 2007 to $2,764,994 in 2008. The increase of $1,569,458 was the result of an increase of $1,105,393 in general and administrative expenses, from $692,193 in 2007 to $1,797,586 in 2008, and an increase in research and development expenses of $461,046, from $503,343 in 2007 to $964,389 in 2008. The primary components of our general and administrative expenses for each of the six month periods are compensation expense, consulting and professional fees, rent and travel expenses. Our general and administrative and research and development expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 we received $1,400,000 in proceeds from the sale of preferred stock. The additional working capital from this and previous sales of preferred stock and exercise of warrants has enabled us to expand our operations, implement our business plan, ready our product for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

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

We have made payments on behalf of NGH, primarily for the payment of professional fees incurred by NGH and certain NGH accounts payable. These advances have no stated maturity date and bear no interest. We expect that the advances will ultimately be repaid upon NGH’s acquisition of, or merger with, a company which desires to establish a public trading market for its shares though no material discussions have yet been had with respect to any potential business combination.  As of June 30, 2008, these advances totaled $230,497.

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

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2007 (described below) which has not been remediated as of June 30, 2008, our Chief Executive Officer and Chief Financial (and principal accounting) Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were ineffective.

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