Form 10-Q/A
period 2008-09-30
Plastinum Polymer Technologies Corp.
filed 2008-12-31
CIK 1368044

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (“Amendment No. 1”) amends the Quarterly Report of Plastinum Polymer Technologies Corp. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2008, as filed with the Securities and Exchange Commission on November 12, 2008 (the “Original Filing”). This Amendment No. 1 is being filed to (i) revise the cautionary language regarding “forward-looking statements”, (ii) supplement the disclosure regarding our business, (iii) revise the disclosure regarding Results of Operations and Liquidity and Capital Resources, (iv) revise the discussion regarding Disclosure Controls and Procedures and Internal Control over Financial Reporting, and (v) revise the certifications included as Exhibits 31.1 and 31.2.

We have not updated the information contained herein for events occurring subsequent to November 12, 2008, the filing date of the Original Filing.

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

Business

Plastinum Polymer Technologies Corp. (“ we”, “us”, “ our company “, “our”,   “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and we own and develop a patented and proprietary plastic blending technology whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The technology is being marketed worldwide. During October 2008 we received our first order for our newly created Infinymer NSL. As we anticipate orders for our Infymer product, we have taken steps to change our pilot plant in The Netherlands to a production plant. In the meantime, we have shipped our products to Asia and production has begun for delivery of our product to The Netherlands.

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

Advances Receivable – Former Parent

Advances receivable – former parent represent amounts advanced on behalf of NGH, primarily for the payment of professional fees incurred by NGH and certain NGH accounts payable. These advances have no stated maturity date and bear no interest. We expect that the advances will ultimately be repaid upon NGH’s acquisition of, or merger with, a company which desires to establish a public trading market for its shares though no material discussions have yet been had with respect to any potential business combination. Our president and chief executive officer, Jacques Mot, is the principal stockholder of NGH and Mr. Mot has indicated that he will ultimately ensure repayment of the advances.

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

On April 18, 2008, we entered into an option agreement with Jacques Mot, our president and chief executive officer, pursuant to which we granted Mr. Mot 14,400,000 options to purchase our common stock under our 2006 Long-Term Incentive Plan. These options have identical terms to the options described above. The grant to Mr. Mot was subject to the approval of the holders of a majority of the outstanding shares of our common stock (including the Series B Preferred Stock voting on an “as converted” basis and excluding any shares held by Mr. Mot who was not entitled to vote thereon). Such approval was received at our stockholder meeting on July 1, 2008. Therefore the grant date of these options is July 1, 2008 and they have been recorded in the financial statements starting in the third quarter of 2008. The options have been valued at $1,833,030 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 129%, (3) risk-free interest rate of 2.1% - 3%, (4) expected life of .5-2.75 years, and (5) estimated fair value of Plastinum common stock of $0.22 per share. The compensation expense is being recorded over the vesting periods, based on number of options expected to vest. During the quarter ended September 30, 2008, we have recorded $144,159 of compensation expense related to these options. Compensation cost related to nonvested options expected to vest of $1,192,222 at September 30, 2008 will be recognized over the next 2.5 years. At September 30, 2008, the aggregate intrinsic value of options vested and expected to vest was $96,000 based on the market price of our common stock on that date.

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

In accordance with EITF.00-27, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $263,452 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $2,281 to the Series B-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the dates of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 106% - 136%, (3) weighted average risk-free interest rate of 2.1%, (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable, and (5) weighted average estimated fair value of Plastinum common stock of $0.29 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $265,733, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period from issuance to October 31, 2010 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

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

We are currently in the process of implementing our business plan and during October 2006 we opened a pilot plant in the EMMTEC Industry & Business Park, Emmen, The Netherlands. This plant is our showcase for the recycling of the total mixed plastic scrap coming from the WEEE sector (“eScrap”), as well as production of post-consumer mixed plastic from household waste. We have taken steps to change our pilot plant into our first commercial plant in Emmen, the Netherlands, in order to meet the recent demand for our "Infymer" products from WEEE as well as from household waste. Production of our recycled plastic compounds has begun in order to deliver products in the Netherlands as well as to meet the anticipated demand for our products in Asia based upon numerous inquiries from potential customers located in Asia. However, no firm orders for our products in Asia have been received to date. Additionally, we are in the process of establishing a joint venture with CRS Creative Recycling in Tampa, Florida in order to have our first commercial state of the art plant in the United States to process mixed post-consumer plastic scrap from US “eScrap” streams.

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

Product Distribution

The distribution of our recycled plastic compounds is being undertaken by our own employees and we anticipate that distribution will also occur in partnership with other companies through joint ventures worldwide.

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

During 2008 we received approximately $3,869,000 in proceeds from the sale of preferred stock. The additional working capital has enabled us to expand our operations, implement our business plan, ready our product for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

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

During 2008 we received approximately $3,869,000 in proceeds from the sale of preferred stock. The additional working capital has enabled us to expand our operations, implement our business plan, ready our product for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

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

We have made payments on behalf of NGH, primarily for the payment of professional fees incurred by NGH and certain NGH accounts payable. These advances have no stated maturity date and bear no interest. We expect that the advances will ultimately be repaid upon NGH’s acquisition of, or merger with, a company which desires to establish a public trading market for its shares though no material discussions have yet been had with respect to any potential business combination. Our president and chief executive officer, Jacques Mot, is the principal stockholder of NGH and Mr. Mot has indicated that he will ultimately ensure repayment of the advances. As of September 30, 2008, these advances totaled $269,522.

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

On October 10, 2008, we announced that we received our first order for our newly created Infinymer NSL. As we anticipate orders for our Infymer product, we have taken steps to change our pilot plant in The Netherlands to a production plant. In the meantime, we have shipped our products to Asia and production has begun for delivery of our product to The Netherlands. However, no firm orders for our products in Asia have been received to date.

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

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2007 (described below) which has not been remediated as of September 30, 2008, our Chief Executive Officer and Chief Financial (and principal accounting) Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were ineffective.

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