Form 10-K
period 2008-12-31
Plastinum Polymer Technologies Corp.
filed 2009-03-31
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes  ☑No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $12,580,958, computed by reference to the closing sales price of the registrant’s common stock as reported by the OTC Bulletin Board.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 10, 2009 was 98,156,071.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

Statements used in this Form 10-K, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

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

We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"). We own and develop a patented and proprietary plastic blending technology, whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds.

We believe that our advantage in the recycling sector is our unique capability of taking in the total mixed plastic scrap from complex waste systems, such as the WEEE (waste electrical and electronic equipment) and general household waste and creating new polymer compounds, which we call "Infymers", to compete with virgin polymers. Currently, virtually none of the plastic scrap from the WEEE is being recycled in a responsible manner (approximately 99% is exported or land-filled) and approximately less than 4% of the plastic scrap from household waste is recycled through inefficient and expensive polymer sorting. Also, there currently does not exist a commercial plastic compound developed from pure mixed post-consumer plastic materials. We intend to develop virgin compounds, which we call "Ultrymers", by fusing previously incompatible polymers, creating new unique properties with completely new applications.

We have taken steps to change our previous pilot plant into our first commercial plant in Emmen, the Netherlands, in order to meet the recent demand for our "Infymer" products from WEEE as well as from household waste. Production of our recycled plastic compounds has begun in order to deliver products in the Netherlands as well as to meet the anticipated demand for our products in Asia based upon numerous inquiries from potential customers located in Asia.  However, no firm orders for our products in Asia have been received to date.

We are also in the process of establishing a joint venture in the United States with a Tampa, Florida based company to open our first commercial plant in the United States.

To date, we have generated minimal sales revenues, have incurred significant expenses and have sustained significant recurring losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through December 31, 2008, we have accumulated losses of $13,591,010.

Our common stock trades on the OTC Bulletin Board under the symbol “PLNU”.  On March 25, 2009, the last sales price of our common stock as reported on the OTC Bulletin Board was $0.20 per share.

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

Our Business

Plastinum Process

We own a patented plastic blending whereby various kinds of immiscible plastics can be mechanically mixed, which enables the production of new homogeneous, commercially usable compounds from a varied stream of otherwise incompatible mixed waste or virgin plastic sources (the “Plastinum Process”).

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

Market

We believe that our advantage in the recycling sector is our unique capability of taking in the total mixed plastic scrap from complex waste systems, such as the WEEE (waste electrical and electronic equipment) and general household waste and creating new polymer compounds, which we call "Infymers", to compete with virgin polymers. Currently, virtually none of the plastic scrap from the WEEE is being recycled in a responsible manner (approximately 99% is exported or land-filled) and approximately less than 4% of the plastic scrap from household waste is recycled through inefficient and expensive polymer sorting. Also, there currently does not exist a commercial plastic compound developed from pure mixed post-consumer plastic materials. We intend to develop virgin compounds, which we call "Ultrymers", by fusing previously incompatible polymers, creating new unique properties with completely new applications.

We have taken steps to change our previous pilot plant into our first commercial plant in Emmen, the Netherlands, in order to meet the recent demand for our "Infymer" products from WEEE as well as from household waste. Production of our recycled plastic compounds has begun in order to deliver products in the Netherlands as well as to meet the anticipated demand for our products in Asia based upon numerous inquiries from potential customers located in Asia.  However, no firm orders for our products in Asia have been received to date.

We are also in the process of establishing a joint venture in the United States with a Tampa, Florida based company to open our first commercial plant in the United States.

We believe that our blending technology is unique and can add value particularly in this sector, since it can treat various types of plastic scrap, and it does not require separation of the different polymers. More importantly, we believe that the process is environmentally friendly and can be undertaken on economically viable terms. We believe that the cost to manufacturers or other users of our recycled plastic compound will be lower than comparable virgin materials.

Product Distribution

The distribution of our recycled plastic compounds is being undertaken by our own employees and we anticipate that distribution will also occur in partnership with other companies through joint ventures worldwide.

Competition

Our major competitors consist of companies that purchase mixed plastic waste in order to separate and regrind, which entails a different process from our blending process. The separation process is complex and may result in a large loss of material, which makes that process more costly than our blending process. Also the separation process delivers an unfinished product, whereas the Plastinum Compounds are end products usable within the polymer processing industry without further modification. Therefore, we believe that our main competition will be within the acquisition of waste materials.

Patents and Trademarks

The Plastinum Process is currently protected by U.S. Patent Number 6,107,400 and European Patent Number 92907183.5-2307. To date, we have not been involved in any patent infringement or trade secret actions.

Research and Development

We incurred research and development expenses of $1,666,439 and $1,028,069 for the fiscal years ended December 31, 2008 and 2007, respectively, on research and development of the Plastinum technology.

We anticipate expending approximately $500,000 towards research and development activities during the next twelve months in connection with the continued development of the Plastinum technology.

Number of Employees

As of December 31, 2008, we had 15 total employees, all of which were full-time employees, including Jacques Mot, our Chief Executive Officer, and Nils Berten, our Chief Operating Officer, and through our Dutch subsidiary, Rene Schutte, our Chief Technology Officer, and nine plant employees in The Netherlands. We also use independent contractors to fulfill various research and development and administrative functions.

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

Dependence On Key Customers; Major Suppliers

We are not dependent on any one or more customers or suppliers.

Recent Developments

Investment in Dutch Subsidiary

On February 16, 2009, pursuant to a Participation and Shareholders’ Agreement (the “Participation Agreement”) among (i) Plastinum Polymer Technologies Corp. B.V., an indirect previously wholly-owned Dutch subsidiary of the Company (the “BV”), (ii) PPT Holding B.V., our direct, wholly-owned Dutch subsidiary and owner of our interest in the BV, (iii) Jacques Mot, our Chief Executive Officer and (iv) N.V. NOM,  Investerings- en ontwikkelingsmaatschappij voor Noord-Nederland, a Dutch public limited company (“NOM”) with the State of the Netherlands (Ministry of Economic Affairs) and the provinces of Groningen, Friesland and Drenthe as its shareholders, NOM invested € 1,500,000 in the BV and in return received preferential shares in the BV giving NOM a 49% share in the profits of the BV.

Pursuant to the terms of the Participation Agreement, (i) the preferential shares received by NOM are entitled to cumulative annual 10% dividends, (ii) the preferential shares received by NOM may be repurchased from NOM by the BV at any time for 150% of the purchase price originally paid for the preferential shares by NOM and (iii) if not repurchased by the BV by January 1, 2013, the preferential shares received by NOM may be converted by NOM into 49% of the ordinary shares of the BV.

The Participation Agreement also provides for, among other things, (i) anti-dilution protection for NOM, (ii) restrictions on transfer of shares in the BV, (iii) provisions regarding the operation of the board of directors of the BV, (iv) restrictions on dividend payments by the BV and (v) certain non-competition provisions governing the BV and Mr. Mot.

Private Placements

From November 2007 through July 2008, the Company issued an aggregate of 61,650 shares of Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”) at a price of $100.00 per share (the “Purchase Price”) to certain non-U.S. investors in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and pursuant to a Securities Purchase Agreement with the investors (the “Purchase Agreement”). The 61,650 shares of Series B-1 Preferred Stock are currently convertible into 16,223,684 shares of Common Stock. Pursuant to the Purchase Agreement, the investors also received warrants exercisable for an aggregate of 4,867,105 shares of the our common stock.

On January 27, 2009, we entered into a Note Purchase Agreement with an investor (the “Investor”) pursuant to which we sold and issued to the Investor a Convertible Promissory Note in the principal amount of $1,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 27, 2012.  The Note is convertible into shares of Common Stock at an initial conversion price of $0.22 per share or a total of 4,545,455 shares, subject to adjustment as contained in the Note.  Pursuant to the Note Purchase Agreement, we are obligated to file a registration statement with the SEC by April 30, 2009 registering for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Note.

Amendment of Stock Option Plan

On July 1, 2008, at the Annual Meeting of Stockholders of the Company, the stockholders of the Company approved the amendment of the Company’s 2006 Long-Term Incentive Plan for the purpose of, among other things, increasing the number of shares of Common Stock issuable under the Plan from 20 million to 30 million.

Issuance of Stock Options to Certain Officers of the Company

On April 18, 2008, the Company entered into an Option Agreement with each of Jacques Mot, the Company’s President and Chief Executive Officer, and Nils Berten, the Company’s Chief Operating Officer, pursuant to which we granted each of them options to purchase the Company’s Common Stock under its 2006 Long-Term Incentive Plan (the “Options”). The exercise price for all of the granted Options is $0.30 per share, a price that was designated by the Company as reflective of the approximate average sales price of the Company’s Common Stock as reported by the OTC Bulletin Board over the sixty day period prior to the grant date and was not necessarily reflective of the last sale price per share on the grant date itself.

Mr. Mot was granted 14,400,000 Options and Mr. Berten was granted 6,000,000 Options. The grant to Mr. Mot was subject to the approval of the holders of a majority of the outstanding shares of the Company’s Common Stock (including the Series B Preferred Stock voting on an “as converted” basis and excluding any shares held by Mr. Mot who was not entitled to vote thereon). On July 1, 2008, at the Annual Meeting of Stockholders of the Company, the stockholders of the Company approved the Options grant to Mr. Mot.

The Options expire on April 18, 2013 and, subject to the grantee thereof remaining in the employ of the Company, vest as follows: (a) one-sixth of the Options granted to each of Mr. Mot and Mr. Berten vest on each of the following dates (the “Milestone Attainment Dates”) upon the attainment of each of the following respective milestones (the “Milestones”): (i) on December 31, 2008, if at least one fully operational factory in The Netherlands capable of processing 15,000 tons of eWaste per year at full capacity has been established by the Company, (ii) on December 31, 2009 if at least one fully operational factory in the United States has been established by the Company and (iii) on December 31, 2010 if at least four fully operational factories, including the ones contemplated by the preceding clauses (i) and (ii), have been established by the Company; provided , however , that the Milestones in clauses (i), (ii) and (iii) above may be adjusted by the Compensation Committee of the Company’s Board of Directors at its discretion at the beginning of the respective calendar year, and (b) on such date as the market capitalization of the Company exceeds $300 million and provided that such date occurs on or prior to 4/18/2011, then double the number of Options granted to each of Mr. Mot and Mr. Berten that have already vested and those yet subject to vesting on each Milestone Attainment Date that has not yet occurred will become vested.

On January 2, 2009, we entered into an Amendment to Stock Option Agreement with each of Mr. Mot and Mr. Berten respect to the granted Options (together, the “Amendments”).  Each of the Amendments (i) acknowledged that one-third of the Options granted are no longer eligible for vesting and have expired and (ii) modified the vesting conditions for the remaining Options with regards to the establishment of factories so as to clarify that they may be established anywhere in the world, including through a joint venture or subsidiary.

Announcements Regarding Commercialization of First Compounds

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

With regard to our previously announced plans to open our first commercial plant in the United States, on September 29, 2008 we announced that we entered into a Letter of Intent with Creative Recycling Technologies, LLC, for the establishment of a Joint Venture that will process mixed plastic E-Scrap in Tampa, Florida. However, at this time, we are no longer pursuing that Joint Venture.

On October 10, 2008, we announced that we received our first order for our newly created Infinymer NSL. As we anticipate orders for our Infymer product, we have taken steps to change our pilot plant in The Netherlands to a production plant. In the meantime, we have shipped our products to Asia and production has begun for delivery of our product to The Netherlands.

ITEM 1A.  RISK FACTORS

An investment in our company is suitable only for the persons who can afford the loss of their entire investment. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to our securities . We have sought to identify what we believe to be all material risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

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

Our Board of Directors and Management Own a Significant Amount of Our Common Stock

As of December 31, 2008, our board of directors and management team held approximately 42.7% of our outstanding shares of Common Stock, assuming the exercise or conversion of all outstanding currently exercisable or convertible derivative securities held by them. These individuals will collectively continue to have significant control over our operations and affairs.

Employees

As of December 31, 2008, we had 15 employees, including Jacques Mot, our Chief Executive Officer, and Nils Berten, our Chief Operating Officer, and through our Dutch subsidiary, Rene Schutte, our Chief Technology Officer, and nine plant employees in The Netherlands. As we grow, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through private placements of securities. In January 2009, we issued a convertible promissory note for $1,000,000 through a private placement. However, we will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major eScrap Recycling plants, of which one will be in the Netherlands and one will be in the U.S., as well as establishing a mixed plastic household waste recycling line with a capacity of 7,000 metric tons annually. We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products.

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

We May Face Strong Competition in the Marketplace

Competitors may succeed in developing alternative technologies and products that are easier to use or less expensive than those which have been developed by us or that would render our technology and products non-competitive. We operate in a highly competitive and rapidly evolving field, and new developments are expected to continue at a rapid pace. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than we do.

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

Disclosure Controls and Procedures and Potential Inability to Make Required Public Filings

We currently have only 15 employees, including 12 in our Dutch subsidiary. Given our limited personnel and limited resources, we may be unable to maintain effective controls to insure that we are able to make all required public filings in a timely manner. Given similar limited personnel and limited finances, NGH, our parent until February 20, 2007, was not previously able to maintain effective controls to insure that they make all required public filings in a timely manner. If we do not make all public filings in a timely manner, our shares of common stock may be delisted from the OTC Bulletin Board. We could also be subject to regulatory action and/or lawsuits by stockholders.

Foreign Currency Risk

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

Risks Relating to Our Common Stock

Resale of Shares Recently Registered Could Adversely Affect the Market Price of Our Common Stock and Our Ability to Raise Additional Equity Capital

During the thirteen months ended January 31, 2009, we registered for resale under the Securities Act of 1933, as amended, 15,365,691 shares of our common stock. To the extent that these shares have not yet been resold, their resale in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell our shares at times and prices that you feel are appropriate. Furthermore, we expect that, because a large number of shares were registered, the selling stockholders will continue to offer those for a significant period of time, the precise duration of which we cannot predict. Accordingly, the adverse market and price pressures resulting from such sales may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

ITEM 2.  PROPERTIES.

We lease our plant in The Netherlands pursuant to a lease with an annual rental of approximately $120,000. The lease terminates 12 months after notice of termination is given by us or the landlord.

We lease approximately 1,460 square feet of office space at Rue Ceard 6, Geneva, Switzerland, pursuant to a lease with an annual rental of approximately $63,000. The lease is scheduled to terminate on June 30, 2013.

We pay approximately $300 per month for use of a conference room, on an as needed basis, at 10100 Santa Monica Blvd, Los Angeles, CA.

We pay approximately $300 per month for use of a conference room, on an as needed basis, at 245 Park Avenue, New York, NY.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2008, we are not a party to any pending legal proceeding and our property is not subject to any pending legal proceeding, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “PLNU”.  It began trading during April 2007.  The following table sets forth for the periods indicated the high and low sales prices of our common stock for the period from April 1, 2007 through December 31, 2008 as reported by the OTC Bulletin Board.

	High	Low
4th Quarter 2008, ended 12/31/08	$0.32	$0.10
3rd Quarter 2008, ended 9/30/08	$0.34	$0.08
2nd Quarter 2008, ended 6/30/08	$0.37	$0.20
1st Quarter 2008, ended 3/31/08	$0.37	$0.20
4th Quarter 2007, ended 12/31/07	$0.48	$0.32
3rd Quarter 2007, ended 9/30/07	$0.54	$0.40
2nd Quarter 2007, ended 6/30/07	$0.75	$0.40

Holders

The number of record holders of our common stock as of December 31, 2008, was approximately 145 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

Dividend Policy

We have not paid any dividends since our inception and we do not anticipate or contemplate paying dividends on our common stock in the foreseeable future.  It is our present intention to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2008

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,200,000	$0.27	11,800,000
Equity compensation plans not approved by security holders	-		-
Total	18,200,000	$0.27	11,800,000

Recent Sales of Unregistered Securities

This item is not applicable.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by the us or any affiliated purchasers during the fourth quarter of the year ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA.

This item is not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Statements used in this Form 10-K, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, scuh as those set forth above under “Risk Factors”.  The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included as part of this report.

Management's Plan of Operation

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

Overview

At December 31, 2008, we were pursuing a business plan related to the Plastinum Process described below and were considered to be in the development stage as defined by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”. We own and develop a patented proprietary plastic blending technology, whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds.

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

Plastinum’s mission is to commercialize the technology through application in the virgin plastic markets (polymer alloys) and the plastic recycling sector (compounds made from post-consumer mixed plastic scrap).

Plastinum believes its patented proprietary process, the Plastinum technology, is capable of producing homogeneous, commercially usable polymer products from mixed virgin plastic and/or mixed scrap plastic without  the need of compatibilizers.

We are currently in the process of implementing our business plan and during October 2006 we opened a pilot plant in the EMMTEC Industry & Business Park, Emmen, The Netherlands. This plant is our showcase for the recycling of the different streams of total post consumer mixed plastic scrap, such as household waste and WEEE (Waste Electrical & Electronics Equipment). We have taken steps to change our previous pilot plant into our first commercial plant in Emmen, the Netherlands, in order to meet the recent demand for our "Infymer" products from WEEE as well as from household waste. Production of our recycled plastic compounds has begun in order to deliver products in the Netherlands as well as to meet the anticipated demand for our products in other countries based upon numerous inquiries from potential customers.  However, no firm orders for our products outside the Netherlands have been received to date.

The strategies for commercial implementation of the Plastinum technology range from stand-alone plants, such as the plants described above, to units integrated within an existing plastic processing facility, to leasing arrangements with potential joint-venture partners.

We have received our first orders from The Netherlands. Other materials have been shipped to the Far East to enable various customers to continue testing our materials.

We are currently discussing various possibilities for the acquisition of source materials with interested parties in the EU as well as in the U.S. and Asia. The potential acquisition strategies would involve either profit sharing collaboration or the straight purchase of source materials.

In the EU, it is anticipated that source materials will be purchased from various parties.  We have reached an exclusive agreement with one Dutch company regarding household waste and we are currently discussing supply options with various other waste processing companies.  These companies have preliminarily indicated that they will assist in the organization of the supply of scrap.

Plan of Operation

Our plan of operation for the twelve month period following December 31, 2008 is to:

•	Proceed with research and development for virgin market applications and the development of new virgin compounds.
•	Change our previous pilot plant into our first commercial plant in the EU, planned for the second half of 2009.
•	Enlarge our plant in the EU for the recycling of mixed plastic scrap from household waste to a processing capacity of 10,000 MT, planned for the first half of 2010.
•	Open a commercial recycling plant in the United States, planned for early 2010 through a Joint-Venture or Licensing operation.

We currently have budgeted approximately $6,000,000 in cash expenditures for the twelve month period following December 31, 2008, including (1) approximately $2,000,000 to cover our projected general and administrative expense during this period; (2) approximately $500,000 for research and development activities; (3) approximately $2,500,000  for the necessary capital expenditure to transform our Netherlands plant into a production facility; and (4) approximately $1,000,000 for Working Capital needs at our Netherlands plant.

From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. On January 27, 2009, we sold and issued a convertible promissory note in the principal amount of $1,000,000. We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major recycling plants, of which one will be in the Netherlands and one will be in the U.S. We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products. Should we not be able to obtain suitable financing for our business plan, we may have to substantially curtail our proposed expansion.

On February 16, 2009, pursuant to a Participation and Shareholders’ Agreement (the “Participation Agreement”) among (i) Plastinum Polymer Technologies Corp. B.V., our indirect previously wholly-owned Dutch subsidiary (the “BV”), (ii) PPT Holding B.V., our direct, wholly-owned Dutch subsidiary and the owner of our interest in the BV, (iii) Jacques Mot, our Chief Executive Officer and (iv) N.V. NOM,  Investerings- en ontwikkelingsmaatschappij voor Noord-Nederland, a Dutch public limited company (“NOM”) with the State of the Netherlands (Ministry of Economic Affairs) and the provinces of Groningen, Friesland and Drenthe as its shareholders, NOM invested € 1,500,000 in the BV and in return received preferential shares in the BV giving NOM a 49% share in the profits of the BV.

Pursuant to the terms of the Participation Agreement, (i) the preferential shares received by NOM are entitled to cumulative annual 10% dividends, (ii) the preferential shares received by NOM may be repurchased from NOM by the BV at any time for 150% of the purchase price originally paid for the preferential shares by NOM and (iii) if not repurchased by the BV by January 1, 2013, the preferential shares received by NOM may be converted by NOM into 49% of the ordinary shares of the BV.  The Participation Agreement also provides for, among other things, (i) anti-dilution protection for NOM, (ii) restrictions on transfer of shares in the BV, (iii) provisions regarding the operation of the board of directors of the BV, (iv) restrictions on dividend payments by the BV and (v) certain non-competition provisions governing the BV and Jacques Mot.

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

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Operating losses increased from $2,630,936 in 2007 to $5,716,545 in 2008. The increase of $3,085,609 was the result of an increase of $2,472,323 in general and administrative expenses, from $1,602,867 in 2007 to $4,075,190 in 2008, and an increase in research and development expenses of $638,370, from $1,028,069 in 2007 to $1,666,439 in 2008, partially offset by revenue of $25,084 in 2008 from the initial sale of our products. The primary components of our general and administrative expenses for each of the years are compensation expense, consulting and professional fees, rent and travel expenses. Our general and administrative and research and development expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Liquidity and Capital Resources

As of December 31, 2008 we had a working capital deficit of $739,181. For the year ended December 31, 2008, net cash used by operating activities was $3,569,512, resulting primarily from a loss of $5,783,411 partially offset by a non-cash charge of $881,538 for stock based compensation and an increase in accounts payable and accrued expenses of $829,296 and an increase in unearned subsidies of $524,572.

During 2008, we received $4,060,000 in proceeds from the sale of 40,600 shares of our Series B-1 Redeemable Convertible Preferred Stock at a price of $100 per share. Of this amount $1,400,000 was received in March and April and $2,660,000 was received in July. We incurred costs of $191,359 related to the sale of the preferred stock. The purchasers also received warrants, exercisable for a five year period, to purchase an aggregate of 3,205,263 shares of our common stock at an initial exercise price of $0.57 per share of common stock. During August of 2008 we paid $142,228 of accrued preferred dividends in cash.

During 2008, we repaid $466,549 of net working capital advances received from Mr. Jacques Mot, our president and CEO, to fund operations. As of December 31, 2008, the amount of net unrepaid advances received from Mr. Mot aggregated $25,890. The advances are non-interest bearing.

As of December 31, 2007 we had working capital of $99,884. For the year ended December 31, 2007, net cash used by operating activities was $2,659,346, resulting primarily from a loss of $2,696,030.

During 2007, we received $1,581,151 in proceeds from the exercise of warrants to purchase 4,257,512 shares of our common stock.

During 2007, we received $34,719 in net working capital advances from Mr. Mot to fund operations. As of December 31, 2007, the amount of net unrepaid advances received from Mr. Mot aggregated $492,439. The advances are non-interest bearing

During November and December 2007, we received $2,105,000 in proceeds from the sale of 21,050 shares of our Series B-1 Redeemable Convertible Preferred Stock at a price of $100 per share. The purchasers also received warrants, exercisable for a five year period, to purchase an aggregate of 1,661,842 shares of our common stock at an initial exercise price of $0.57 per share of common stock.

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

Pursuant to the Purchase Agreement, each purchaser of Series B-1 Preferred Stock also received a Warrant (collectively, the “Warrants”), exercisable for a five year period to purchase shares of Common Stock in an amount up to 30% of the shares of Common Stock into which the Series B-1 Preferred Stock purchased by such Investor may be exercised at an initial exercise price of $0.57 per share of Common Stock.

In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement pursuant to which we are obligated to register for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Series B-1 Preferred Stock and exercise of the Warrants within ninety days of the Closing under the Purchase Agreement.

We have made payments on behalf of NGH, primarily for the payment of professional fees incurred by NGH and certain NGH accounts payable. These advances have no stated maturity date and bear no interest. We expected that the advances would ultimately be repaid upon NGH’s acquisition of, or merger with, a company which desires to establish a public trading market for its shares though no material discussions had been had with respect to any potential business combination. Our president and chief executive officer, Jacques Mot, is the principal stockholder of NGH and Mr. Mot has indicated that he will ultimately ensure repayment of the advances. Mot has repaid the advances, aggregating $271,522, during the fourth quarter of 2008 through a reduction of accrued compensation due to him.

Our current funding has enabled us to open the pilot plant, continue our research and development activities and position ourselves to become a revenue generating company. We anticipate that financing our full long-term business plan will require $2,500,000 for the transformation and expansion of the Netherlands plant, and $3,500,000 for working capital needs. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. On January 27, 2009, we sold and issued a convertible promissory note in the principal amount of $1,000,000. We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major recycling plants, of which one will be in the Netherlands and one will be in the U.S. We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products. Should we not be able to obtain suitable financing for our business plan, we may have to substantially curtail our proposed expansion.

On February 16, 2009, pursuant to a Participation and Shareholders’ Agreement (the “Participation Agreement”) among (i) Plastinum Polymer Technologies Corp. B.V., our indirect previously wholly-owned Dutch subsidiary (the “BV”), (ii) PPT Holding B.V., our direct, wholly-owned Dutch subsidiary and the owner of our interest in the BV, (iii) Jacques Mot, our Chief Executive Officer and (iv) N.V. NOM,  Investerings- en ontwikkelingsmaatschappij voor Noord-Nederland, a Dutch public limited company (“NOM”) with the State of the Netherlands (Ministry of Economic Affairs) and the provinces of Groningen, Friesland and Drenthe as its shareholders, NOM invested € 1,500,000 in the BV and in return received preferential shares in the BV giving NOM a 49% share in the profits of the BV.

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

Our registered independent certified public accountants have stated in their report, dated March 31, 2009, that the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Critical Accounting Policies and Estimates

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

Going Concern

We have not generated significant revenue since the date of our inception and, at present, we have insufficient capital on hand to fund our planned operations through 2009. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note A of the Notes to Consolidated Financial Statements contained herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herewith: the Company's audited Financial Statements as of and for the fiscal years ended December 31, 2008 and December 31, 2007.

PLASTINUM POLYMER TECHNOLOGIES CORP.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Plastinum Polymer Technologies Corp.
Los Angeles, California

We have audited the accompanying balance sheets of Plastinum Polymer Technologies Corp., a development stage company, as of December 31, 2008 and 2007, and the related statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008 and the period April 7, 2003 (date of inception) through December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plastinum Polymer Technologies Corp., a development stage company, at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period April 7, 2003 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
New York, New York March 31, 2009

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
Assets

Current assets:
Cash	$134,554	$925,000
Accounts receivable	32,125	-
Prepaid expense	23,407	3,465
Value added tax refunds receivable	63,213	78,064

Total current assets	253,299	1,006,529

Equipment, net	352,391	7,208

Security deposit	16,031	-
Advances receivable - former parent	-	192,042

Total assets	$621,721	$1,205,779

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable	$485,366	$235,028
Accrued salary	381,936	120,000
Accrued interest	99,288	59,178
Due to stockholder	25,890	492,439

Total current liabilities	992,480	906,645

Unearned subsidies received	524,572	-
Bank guarantee payable	16,031	-
Convertible notes payable, net of discount of $44,796 and $77,920	455,204	422,080

Total liabilities	1,988,287	1,328,725

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized, 61,650 and 21,050 shares issued and outstanding, respectively, net (Face value $6,165,000 and $2,105,000, respectively)	5,636,661	1,523,597

Deficiency in stockholders' equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized, 97,078,350 and 96,953,722 shares issued and outstanding, respectively	970,784	969,537
Additional paid-in capital	9,965,027	9,465,997
Other comprehensive income	(126,046)	(52,496)
Accumulated deficit prior to development stage	(4,221,982)	(4,221,982)
Deficit accumulated during the development stage	(13,591,010)	(7,807,599)

Total deficiency in stockholders' equity	(7,003,227)	(1,646,543)

Total liabilities and deficiency in stockholders' equity	$621,721	$1,205,779

See accompanying notes to these  consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSSES

			Cumulative Period
			from April 7, 2003
			(date of inception as
			a development stage
			enterprise) to
	Years ended December 31,		December 31,
	2008	2007	2008

Revenue	$25,084	$-	$25,084

Operating expenses:
General and administrative expenses	$4,075,190	$1,602,867	$9,140,549
Research and development	1,666,439	1,028,069	4,308,553

Total operating expenses	5,741,629	2,630,936	13,449,102

Loss from operations	(5,716,545)	(2,630,936)	(13,424,018)

Interest expense, net	(66,866)	(65,094)	(166,992)

Loss before provision for income taxes	(5,783,411)	(2,696,030)	(13,591,010)

Provision for income taxes	-	-	-

Net loss	(5,783,411)	(2,696,030)	(13,591,010)

Accretion of preferred dividends and discount	(652,384)	(56,034)	(708,418)

Net loss attributable to common shareholders	$(6,435,795)	$(2,752,064)	$(14,299,428)

Net loss per common share, basic and diluted	$(0.07)	$(0.03)

Weighted average shares outstanding	97,014,786	88,024,357

Comprehensive loss:
Net loss	$(5,783,411)	$(2,696,030)
Foreign currency translation loss	(73,550)	(48,166)

Comprehensive loss	$(5,856,961)	$(2,744,196)

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

						Accumulated Deficit
					Additional	Prior to	During	Other
	Common Stock		Common Stock to be Issued		Paid-in	Development	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	49,998,260	$499,983	-	$-	$3,829,789	$(4,196,122)	$-	$-	$133,650

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	(25,860)	-	-	(25,860)

Balance, April 7, 2003	49,998,260	499,983	-	-	3,829,789	(4,221,982)	-	-	107,790

Contribution of capital by parent	-	-	-	-	24,300	-	-	-	24,300

Net loss	-	-	-	-	-	-	(101,880)	-	(101,880)

Balance, December 31, 2003	49,998,260	499,983	-	-	3,854,089	(4,221,982)	(101,880)	-	30,210

Contribution of capital by parent	-	-	-	-	488,427	-	-	-	488,427

Net loss	-	-	-	-	-	-	(518,637)	-	(518,637)

Balance, December 31, 2004	49,998,260	499,983	-	-	4,342,516	(4,221,982)	(620,517)	-	-

Contribution of capital by parent	-	-	-	-	2,522,334	-	-	-	2,522,334

Net loss	-	-	-	-	-	-	(2,522,334)	-	(2,522,334)

Balance, December 31, 2005	49,998,260	499,983	-	-	6,864,850	(4,221,982)	(3,142,851)	-	-

Contribution of capital by parent	-	-	-	-	32,375	-	-	-	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	-	-	486,200	-	-	-	500,500

Issuance of stock for parent liabilities
liabilities, June and August, 2006	1,985,584	19,856	-	-	(19,856)	-	-	-	-

Stock based compensation	-	-	-	-	240,268	-	-	-	240,268

Warrants issued with convertible notes	-	-	-	-	126,700	-	-	-	126,700

Currency translation adjustment	-	-	-	-	-	-	-	(4,330)	(4,330)

Net loss	-	-	-	-	-	-	(1,968,718)	-	(1,968,718)

Balance, December 31, 2006	53,413,844	534,139	-	-	7,730,537	(4,221,982)	(5,111,569)	(4,330)	(1,073,205)

Exercise of warrants, February 9, 2007	-	-	50,020	500	17,007	-	-	-	17,507

Issuance of shares upon conversion of former parent preferred stock- issued pursuant to spin off, March 6, 2007	38,672,076	386,720	-	-	(386,720)	-	-	-	-

Exercise of warrants, March 9, 2007	-	-	360,000	3,600	122,400	-	-	-	126,000

Exercise of warrants, March 14, 2007	600,000	6,000	-	-	294,000	-	-	-	300,000

Exercise of warrants, April - June, 2007	-	-	1,853,203	18,532	631,081	-	-	-	649,613

Cashless exercise of warrants, June, 2007	-	-	30,600	306	(306)	-	-	-	-

Shares physically issued, August, 2007	2,293,823	22,938	(2,293,823)	(22,938)	-	-	-	-	-

Exercise of warrants, August, 2007	1,079,289	10,793	-	-	366,958	-	-	-	377,751

Cashless exercise of warrants, August, 2007	254,881	2,549	-	-	(2,549)	-	-	-	-

Shares issued pursuant to spin off	68,851	688	-	-	(688)	-	-	-	-

Shares issued for services	27,072	271	-	-	8,149	-	-	-	8,420

Exercise of warrants, October and November, 2007	315,000	3,150	-	-	107,130	-	-	-	110,280

Cashless exercise of warrants, November, 2007	228,886	2,289	-	-	(2,289)	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	208,462	-	-	-	208,462

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	308,725	-	-	-	308,725

Stock based compensation	-	-	-	-	120,134	-	-	-	120,134

Accretion of preferred discount	-	-	-	-	(31,502)	-	-	-	(31,502)

Accretion of preferred dividends	-	-	-	-	(24,532)	-	-	-	(24,532)

Currency translation adjustment	-	-	-	-	-	-	-	(48,166)	(48,166)

Net loss	-	-	-	-	-	-	(2,696,030)	-	(2,696,030)

Balance, December 31, 2007	96,953,722	969,537	-	-	9,465,997	(4,221,982)	(7,807,599)	(52,496)	(1,646,543)

Shares issued for services	85,918	860	-	-	14,130	-	-	-	14,990

Cashless exercise of warrants, March 30, 2008	38,710	387	-	-	(387)	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	263,452	-	-	-	263,452

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	2,281	-	-	-	2,281

Stock based compensation	-	-	-	-	871,938	-	-	-	871,938

Accretion of preferred discount	-	-	-	-	(314,414)	-	-	-	(314,414)

Accretion of preferred dividends	-	-	-	-	(337,970)	-	-	-	(337,970)

Currency translation adjustment	-	-	-	-	-	-	-	(73,550)	(73,550)

Net loss	-	-	-	-	-	-	(5,783,411)	-	(5,783,411)

Balance, December 31, 2008	97,078,350	$970,784	-	$-	$9,965,027	$(4,221,982)	$(13,591,010)	$(126,046)	$(7,003,227)

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period
			from April 7, 2003
			(date of inception as
			a development stage
			enterprise) to
	Years ended December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(5,783,411)	$(2,696,030)	$(13,591,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	881,538	128,554	1,250,360
Amortization of debt discount	33,124	33,033	81,904
Net expenses paid by parent	-	-	3,067,436
Depreciation and amortization	62,065	313	170,168
Increase in accounts receivable	(32,125)	-	(32,125)
Decrease (increase) in value added tax refund receivable	14,851	(78,064)	(63,213)
Increase in prepaid expense	(19,942)	(3,465)	(23,407)
Increase in advance receivable	(79,480)	(183,588)	(271,522)
Increase in accounts payable and accrued expenses	829,296	139,901	1,243,502
Increase in unearned subsidies	524,572	-	524,572

Cash used in operating activities	(3,569,512)	(2,659,346)	(7,643,335)

Cash flows from investing activities
Purchase of equipment	(407,248)	(7,521)	(414,769)
Cash used in investing activities	(407,248)	(7,521)	(414,769)

Cash flows from financing activities
Proceeds from exercise of warrants	-	1,581,151	2,081,651
Proceeds from sale of redeemable preferred stock	4,060,000	1,984,750	6,044,750
Cost of sale of redeemable preferred stock	(191,359)	-	(191,359)
Payment of dividends on redeemable preferred stock	(142,228)	-	(142,228)
Proceeds from sale of convertible notes	-	-	500,000
(Repayments) advances from stockholder	(466,549)	34,719	25,890

Cash provided by financing activities	3,259,864	3,600,620	8,318,704

Effect of exchange rate changes on cash	(73,550)	(48,166)	(126,046)

Net (decrease) increase in cash	(790,446)	885,587	134,554
Cash, beginning of period	925,000	39,413	-
Cash, end of period	$134,554	$925,000	$134,554

Supplemental disclosure of non-cash financing activities:

Accrued liabilities settled in common stock	$5,390	$3,290
Value attributed to warrants issued with redeemable preferred stock	263,452	208,462
Beneficial conversion feature of redeemable preferred stock	2,281	308,725
Accretion of discount on redeemable preferred stock	314,414	31,502
Accretion of dividend on redeemable preferred stock	337,970	24,532
Security deposit guarantee provided by bank	16,031	-

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business

Plastinum Polymer Technologies Corp. (“we”, “us”, “our company “, “our”,   “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and we own and develop a patented and proprietary plastic blending technology whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The technology is being marketed worldwide. During the fourth quarter the Company has received a test order for its Infinymer NSL, to a customer in Asia.

Through December 31, 2008, we have generated minimal sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through December 31, 2008, we have accumulated losses of $13,591,010.

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

We have had substantial net losses of $5,783,411 and $2,696,030 for the years ended December 31, 2008 and 2007, respectively, and have a working capital deficit of $739,181 at December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

DECEMBER 31, 2008 AND 2007

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

Plastinum incurred research and development expenses of $1,666,439, $1,028,069 and $4,308,553 for the years ended December 31, 2008 and 2007, and from April 7, 2003 (date of inception of development stage) through December 31, 2008, respectively.

Liquidity

As shown in the accompanying financial statements, we incurred net losses of $5,783,411 and $2,696,030 for the years ended December 31, 2008 and 2007, respectively. For the period from inception of development stage through December 31, 2008, we have accumulated losses of $13,591,010. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

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

DECEMBER 31, 2008 AND 2007

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 46,557,673 common share equivalents at December 31, 2008 and 31,332,650 at December 31, 2007. For the years ended December 31, 2008 and 2007, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Stock-Based Compensation

We account for our share-based compensation under the provisions of FASB Statement No. 123(R), “Share-Based Payment”, (“FAS 123R”). We adopted FAS 123R as of January 1, 2006, using the modified prospective application method. We did not have any unvested amounts of stock based compensation grants issued and outstanding at the date of implementation.

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to five years, the estimated useful lives of the property and equipment.

Advances Receivable – Former Parent

Advances receivable – former parent represent amounts advanced on behalf of NGH, primarily for the payment of professional fees incurred by NGH and certain NGH accounts payable. These advances have no stated maturity date and bear no interest. We expect that the advances will ultimately be repaid upon NGH’s acquisition of, or merger with, a company which desires to establish a public trading market for its shares though no material discussions have yet been had with respect to any potential business combination. Our president and chief executive officer, Jacques Mot, is the principal stockholder of NGH and Mr. Mot has repaid the advances, aggregating $271,522, during the fourth quarter of 2008 through a reduction of accrued compensation due to him.

Income Taxes

We have adopted the provisions of SFAS No. 109 "Accounting for Income Taxes"("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

The Company designates cash equivalents as Level 1. As of December 31, 2008 and 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company is assessing the impact of this EITF for the year ended December 31, 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE B - CAPITAL STOCK AND STOCKHOLDER’S EQUITY

We are authorized to issue 250,000,000 shares of common stock with a par value of $.01 per share and 10,000,000 shares of preferred stock with a par value of $.01 per share.

During the year ended December 31, 2008, 200,000 common stock warrants were exercised on a cashless basis into 38,710 shares of common stock.

During the year ended December 31, 2008, we issued 85,918 shares of common stock for services valued at $14,990. Of this amount, $5,390 was included in accrued expenses at December 31, 2007.

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

The options expire on April 18, 2013 and, subject to the grantee thereof remaining in our employ, vest as follows: (a) one-sixth of the Options granted to each of the employees vest on each of the following dates (the “ Milestone Attainment Dates ”) upon the attainment of each of the following respective milestones (the “ Milestones ”): (i) on December 31, 2008, if at least one fully operational factory in The Netherlands capable of processing 15,000 tons of eWaste per year at full capacity has been established, (ii) on December 31, 2009 if at least one fully operational factory in the United States has been established and (iii) on December 31, 2010 if at least four fully operational factories, including the ones contemplated by the preceding clauses (i) and (ii), have been established; provided , however , that the Milestones in clauses (i), (ii) and (iii) above may be adjusted by the compensation committee of our Board of Directors at its discretion at the beginning of the respective calendar year, and (b) on such date as our market capitalization exceeds $300 million and provided that such date occurs on or prior to April 18, 2011, then double the number of Options granted to each of the employees that have already vested and those yet subject to vesting on each Milestone Date that has not yet occurred will become vested. The December 31, 2008 milestone was not attained and those 2,800,000 options terminated on that date.

The options have been valued at $1,732,773 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 106%, (3) risk-free interest rate of 1.7% - 2.6%, (4) expected life of 1-3 years, and (5) estimated fair value of Plastinum common stock of $0.34 per share. The compensation expense is being recorded over the vesting periods, based on the number of options expected to vest. During the year ended December 31, 2008, we have recorded $343,352 of compensation expense related to these options. Compensation cost related to nonvested options expected to vest of $877,304 at December 31, 2008 will be recognized over the next 2.25 years. At December 31, 2008, there was no intrinsic value of options vested and expected to vest since the exercise price of the options exceeded the market price of our common stock on that date.

On April 18, 2008, we entered into an option agreement with Jacques Mot, our president and chief executive officer, pursuant to which we granted Mr. Mot 14,400,000 options to purchase our common stock under our 2006 Long-Term Incentive Plan. These options have identical terms to the options described above. The grant to Mr. Mot was subject to the approval of the holders of a majority of the outstanding shares of our common stock (including the Series B Preferred Stock voting on an “as converted” basis and excluding any shares held by Mr. Mot who was not entitled to vote thereon). Such approval was received at our stockholder meeting on July 1, 2008. Therefore the grant date of these options is July 1, 2008 and they have been recorded in the financial statements starting in the third quarter of 2008. The options have been valued at $1,833,030 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 129%, (3) risk-free interest rate of 2.1% - 3%, (4) expected life of .5-2.75 years, and (5) estimated fair value of Plastinum common stock of $0.22 per share. The compensation expense is being recorded over the vesting periods, based on number of options expected to vest. During the year ended December 31, 2008, we have recorded $288,318 of compensation expense related to these options. Compensation cost related to nonvested options expected to vest of $1,048,063 at December 31, 2008 will be recognized over the next 2.25 years. At December 31, 2008, there was no intrinsic value of options vested and expected to vest since the exercise price of the options exceeded the market price of our common stock on that date. The December 31, 2008 milestone was not attained and those 4,800,000 options terminated on that date.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

In anticipation of the spinoff transaction described in Note A, NGH amended its existing common stock purchase warrants to permit, at the holder's election, the exercise of the warrants to purchase shares of our common stock or NGH common stock. The Plastinum shares issuable upon exercise of warrants will be issued in the same amounts and for the same exercise price as the warrants for shares of NGH. The total number of NGH warrants exercisable into Plastinum common stock is 5,866,884 at December 31, 2008, with an exercise price of $0.35 per share.

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

During November and December 2007, we sold 21,050 units in a private placement, with each unit consisting of 1 share of our Series B-1 Preferred Stock and approximately 79 common share purchase warrants, at a price of $100 per unit. Each warrant is exercisable for a period of five years, with an exercise price of $0.57. The total purchase price was $2,105,000 and the proceeds to our company, net of expenses, were approximately $1,985,000. Since the Series B-1 convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at December 31, 2008 and December 31, 2007.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

During March, April and July 2008, we sold an additional 40,600 units in a private placement. The total purchase price was $4,060,000 and the proceeds to our company, net of expenses, were approximately $3,869,000. Since the Series B-1 convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at December 31, 2008.

In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $263,452 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $2,281 to the Series B-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the dates of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 106% - 136%, (3) weighted average risk-free interest rate of 2.1%, (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable, and (5) weighted average estimated fair value of Plastinum common stock of $0.29 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $265,733, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period from issuance to October 31, 2010 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of discount and costs for the years ended December 31, 2008 and 2007 was $314,414 and $31,502, respectively.

For the years ended December 31, 2008 and 2007, we have accrued dividends in the amount of $337,970 and $24,532, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During 2008, we made cash payments of accrued dividends aggregating $142,228. Accrued and unpaid dividends included in the carrying value of the preferred stock at December 31, 2008 total $220,274.

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

Mr. Mot is the principal stockholder of NGH, our former parent, and Mr. Mot has repaid the advances made to NGH described in Note A, aggregating $271,522, during the fourth quarter of 2008 through a reduction of accrued compensation due to him.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

As of December 31, 2008 and 2007, advances payable to Mr. Mot aggregated $25,890 and $492,439, respectively. These advances are for working capital purposes. The advances are non interest bearing.

Mr. Mot has also purchased $200,000 of our convertible notes, which are convertible into 400,000 shares of our common stock and also received warrants to purchase 400,000 shares of our common stock with an exercise price of $0.50 per share.

NOTE E - UNEARNED SUBSIDIES RECEIVED

Unearned subsidies received represent payments received from the Netherlands government to subsidize industrial operations (including equipment acquisitions) in specific geographical locations. The subsidy agreements contain specific performance criteria that must be met before they are earned. When earned, the subsidy payments will be credited against the expenses or costs which the expenditures were originally to and the related liability account will be reduced. As of December 31, 2008, we received $524, 572 of subsidy payments, none of which have yet been earned.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows:

	2008	2007
Furniture, Fixtures and Inprovements	$81,353	$-
Computers	15,974	7,521
Equipment	317,442	-
	414,769	7,521
Accumulated depreciation	62,378	313
	$352,391	$7,208

Depreciation expense recorded in the statement of operations for the years ended December 31, 2008 and 2007 is $62,065 and $313, respectively. For the year ended December 31, 2008 $46,847 of depreciation expense is included in research and development expense.

NOTE G - INCOME TAXES

During the year ended December 31, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely- than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Net operating losses for tax purposes of approximately $678,000 at December 31, 2008 are available for carryover. The net operating losses will expire in 2028. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $124,000 and $106,000 during the years ended December 31, 2008 and 2007, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2008 and 2007 follows.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Significant components of deferred tax assets and liabilities are as follows:

	2008	2007

Deferred tax assets:	$	$
Net operating loss carryforward	230,000	106,000
Valuation allowance	(230,000)	(106,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-0%	-0%
Non-deductible items	-8%	0%
Valuation allowance	34%	34%

Effective income tax rate	0%	0%

NOTE H - CONVERTIBLE NOTES PAYABLE

On July 10, 2006, we entered into a Convertible Loan Agreement with Mr. Mot and a third party pursuant to which we borrowed an aggregate of $500,000. The loans bear interest at 8% per year and are convertible into an aggregate of 1,000,000 shares of our common stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.50 per share. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $126,700 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The debt discount is being amortized over the term of the notes. During 2008 and 2007, amortization as interest expense amounted to $33,124 and $33,033, respectively. We have determined that there was no beneficial conversion feature attributable to the convertible notes.

Payment of principal not converted to common stock and accrued interest is due on the maturity date of May 31, 2010.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE I - WARRANTS AND STOCK OPTIONS

Employee Stock Options

Transactions involving our stock options issued to employees are summarized as follows:

	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	3,000,000	$0.10	6,000,000	$0.10
Granted during the period	22,800,000	0.30	—	—
Exercised during the period	—	—	—	—
Terminated during the period	(7,600,000)	0.30	(3,000,000)	0.10
Outstanding at end of the period	18,200,000	$0.27	3,000,000	$0.10
Exercisable at end of the period	2,000,000	$0.10	1,000,000	$0.10

During 2008 and 2007, we recognized $871,938 and $120,134, respectively, in compensation cost related to stock options. Compensation cost related to nonvested options of $2,045,501 at December 31, 2008 will be recognized over the next 2.25 years.

At December 31, 2008, the aggregate intrinsic value of options vested and expected to vest was $450,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.25 as of December 31, 2008, and the exercise price, multiplied by the number of options outstanding. The intrinsic value of options exercisable at December 31, 2008 was $300,000.

Warrants

Transactions involving our warrant issuances are summarized as follows:

	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	21,793,176	$0.37	25,586,570	$0.36
Granted during the period	3,205,263	0.57	3,647,426	0.45
Exercised during the period	(200,000)	0.25	(7,440,820)	0.36
Terminated during the period	(13,664,450)	0.35	—	—
Outstanding at end of the period	11,133,989	$0.45	21,793,176	$0.37
Exercisable at end of the period	9,033,989	$0.42	21,793,176	$0.37

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

The number and weighted average exercise prices of our options and warrants outstanding as of December 31, 2008 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.10	3,000,000	2.5	$0.10
$0.30 - $0.35	21,066,884	3.5	$0.31
$0.50 - $0.57	5,267,105	4.2	$0.56

NOTE J - COMMITMENTS

We lease our plant in The Netherlands pursuant to a lease with an annual rental of approximately $120,000. The lease terminates 12 months after notice of termination is given by us or the landlord.

We lease approximately 1,460 square feet of office space in Geneva, Switzerland, pursuant to a lease with an annual rental of approximately $63,000. The lease is scheduled to terminate on June 30, 2013.

We pay approximately $300 per month for use of a conference room, on an as needed basis, at 10100 Santa Monica Blvd, Los Angeles, CA.

We pay approximately $300 per month for use of a conference room, on an as needed basis, at 245 Park Avenue, New York, NY.

Rent expense for 2008 and 2007 was $179,165 and $98,525, respectively.

NOTE K – SUBSEQUENT EVENTS

Private Placement

On January 27, 2009, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $1,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 27, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.22 per share or a total of 4,545,455 shares, subject to adjustment as contained in the Note.  Pursuant to the Note Purchase Agreement, we are obligated to file a registration statement with the SEC by April 30, 2009 registering for resale under the Securities Act the shares of common stock issuable upon conversion of the Note.

Investment in Dutch Subsidiary

On February 16, 2009, pursuant to a Participation and Shareholders’ Agreement (the “Participation Agreement”) among (i) Plastinum Polymer Technologies Corp. B.V., an indirect previously wholly-owned Dutch subsidiary of the Company (the “BV”), (ii) PPT Holding B.V., our direct, wholly-owned Dutch subsidiary and owner of our interest in the BV, (iii) Jacques Mot, our Chief Executive Officer and (iv) N.V. NOM,  Investerings- en ontwikkelingsmaatschappij voor Noord-Nederland, a Dutch public limited company (“NOM”) with the State of the Netherlands (Ministry of Economic Affairs) and the provinces of Groningen, Friesland and Drenthe as its shareholders, NOM invested € 1,500,000 in the BV and in return received preferential shares in the BV giving NOM a 49% share in the profits of the BV.

Pursuant to the terms of the Participation Agreement, (i) the preferential shares received by NOM are entitled to cumulative annual 10% dividends, (ii) the preferential shares received by NOM may be repurchased from NOM by the BV at any time for 150% of the purchase price originally paid for the preferential shares by NOM and (iii) if not repurchased by the BV by January 1, 2013, the preferential shares received by NOM may be converted by NOM into 49% of the ordinary shares of the BV.

The Participation Agreement also provides for, among other things, (i) anti-dilution protection for NOM, (ii) restrictions on transfer of shares in the BV, (iii) provisions regarding the operation of the board of directors of the BV, (iv) restrictions on dividend payments by the BV and (v) certain non-competition provisions governing the BV and Mr. Mot.

Payment of Preferred Dividends with Common Stock

On February 2, 2009 we issued an aggregate of 1,077,721 shares of common stock as payment of $241,048 of accrued preferred dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

This item is not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION

This item is not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2008, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors:

Name	Age	Position and Offices with the Company
Jacques Mot	52	Chairman of the Board of Directors, President and CEO
Marcel Rokegem	60	Director
Pierre Kladny	46	Director
Robert Scherne	52	Chief Financial Officer
Nils Berten	40	Chief Operating Officer

Jacques Mot served as the Chairman of the Board, President and CEO for New Generation Holdings, Inc. (“NGH”) and Plastinum from April of 1999 to January 24, 2000 and again from February 2002 until the present. Mr. Mot was also a Director of Argenta & Magnum Management Company Ltd. — Gibraltar, a company that was engaged in providing financial advisory services. From 1987 to 1992, Mr. Mot was the General Manager and Director of Iesa Investissements S.A., a portfolio management and investment company, where he handled portfolio and investment management on a confidential basis. Mr. Mot attended the University of Lausanne, Switzerland studying economics from 1976-1979.

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

Pierre Kladny has served as a Director of the Company since July 1, 2008.  Since 2006, Mr. Kladny has served as Managing Partner of ValleyRoad Capital SA, a private equity and investment banking boutique in Geneva, Switzerland, of which he was also a founder. Before that, Mr. Kladny was an entrepreneur for 18 years. He joined Lombard Odier Darier Hentsch & CIE (a large Swiss private bank, “LODH”) in 2002 as Senior Vice President conducting mergers and restructurings for the LODH Immunology Biotech Fund, the Minicap Technology Fund and the Renaissance Tech Funds and served on their boards as a member or observer. He also headed the Performance Measurement department at LODH and created the Private Equity Advisory Services department at LODH with CHF800 million under advisory mandate and/or custody. Prior to that, he founded and managed four companies in the technology and consumer goods spaces and as an angel and regular investor he worked with numerous start-ups. Mr. Kladny is registered as a qualified fund manager with the Jersey Financial Services Commission and the equivalent commission in the British Virgin Islands. Mr. Kladny holds a Masters in Science degree from the Swiss Federal Institute of Technology in Lausanne and a Postgraduate degree in industrial accounting from the Swiss French Center for Managerial Studies.

Robert Scherne has provided his services as the interim Chief Financial Officer of NGH and Plastinum since February 2006 on a leased basis through Robert C. Scherne, CPA, PC, a company that specializes in providing financial management personnel to businesses on a temporary basis. Mr. Scherne has been the principal of Robert C. Scherne, CPA, PC, since March 2003. Mr. Scherne served as an officer and Secretary of Forme Capital, Inc. from September 2007 to March 2008, CFO, Secretary and Treasurer of Dentalserve.com from December 2006 until December 2007, and as CFO of UniPro Financial Services, Inc., from September 2005 until November 2006. Prior to 2003, Mr. Scherne was employed as an accountant by Merdinger, Fruchter Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm Grossman, Russo & Shapiro from July 1986 until November 2002; and by L.H. Frishkoff &Co. and its successor firm A. Uzzo & Co. from July 1978 to June 1986. Mr. Scherne holds a Bachelors of Business Administration degree in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Nils Berten began his service as Chief Operating Officer of Plastinum on January 7, 2008.  Prior to that, he was employed by Slokker Sales BV beginning in 2005 where he was responsible for setting up a financial services company for Coldwell Banker Realtors Netherlands and overseeing international real estate investments. From 2004, Mr. Berten has also been the owner of Funhaler, a company that developed a new product for the young consumer. From 2003, he has also been the co-owner of Klaus Vastgoed, a real estate investment company. Prior to that, from 1999 to 2003, he was a franchisee of Financieel Compleet.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  During the fiscal year ended December 31, 2008, each of Mr. Nils Berten, our Chief Operating Officer, Mr. Pierre Kladny, a Director of the Company, and Schroder & Co Banque SA, a deemed beneficial owner of more than ten percent of the Company’s Common Stock, failed to timely file their respective Form 3 due to a delay in obtaining the necessary paperwork from overseas as each is a non-U.S. person, though such Forms 3 were filed.  Other than as disclosed in the previous sentence, to the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Audit Committee

We do not presently have a separately-designated standing Audit Committee.  The entire Board of Directors acts as the Audit Committee.

Audit Committee Financial Expert

We do not presently have a qualified financial expert serving on our Board of Directors as we do not have adequate financial resources at this time to hire such an expert.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for each of our last two fiscal years awarded to, earned by or paid to (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2008, (ii) the most highly compensated individuals (up to two) other than the chief executive officer that served as an executive officer at the conclusion of the fiscal year ended December 31, 2008 and who received total compensation in excess of $100,000 during such fiscal year and (iii) the most highly compensated individuals (up to two) that did not serve as an executive officer at the conclusion of the fiscal year ended December 31, 2008 but who received total compensation in excess of $100,000 during such fiscal year  (collectively, the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jacques Mot,	2008	720,000	-	-	528,586	(1)(2)	-	-	-	1,248,586
Chief Executive Officer	2007	390,000	-	-	240,268	(1)	-	-	-	630,268

Nils Berten,	2008	243,395	-	-	245,251	(3)	-	-	-	488,646
Chief Operating Officer	2007	-	-	-	-		-	-	-	-

(1)
On July 12, 2006, Mr. Mot was granted a five year option to purchase 3,000,000 shares of Plastinum common stock at an exercise price of $0.10 per share. The options vest over a three year period with 1,000,000 options vesting on the first, second and third anniversaries of the grant date. The option grant was valued using the Black Scholes option pricing model assuming a two year life, no expected dividend payments, a volatility of 136% and a risk free rate of 4.9%.

(2)
On April 18, 2008, Mr. Mot was granted 14,400,000 Options to purchase our Common Stock under our 2006 Long-Term Incentive Plan at an exercise price of $0.30 per share.  The grant was subject to stockholder approval which was received on July 1, 2008.  The Options expire on April 18, 2013.  Subject to Mr. Mot remaining in our employ, one-sixth of the Options vest on each of the following dates if the following respective milestones have been attained by such dates: (i) on December 31, 2008, if at least one fully operational factory in The Netherlands capable of processing 15,000 tons of eWaste per year at full capacity has been established, (ii) on December 31, 2009 if at least one fully operational factory anywhere in the world has been established and (iii) on December 31, 2010 if at least four fully operational factories have been established anywhere in the world.  (The milestones may be adjusted by the compensation committee of our Board of Directors at its discretion at the beginning of the respective calendar year).  Further, on such date as our market capitalization exceeds $300 million, if that date occurs on or prior to April 18, 2011, then double the number of Options granted to Mr. Mot that have already vested and those yet subject to vesting on each milestone date that has not yet occurred will become vested.  The December 31, 2008 milestone was not attained and therefore 4,800,000 options terminated on that date. The option grant was valued using the Black Scholes option pricing model assuming an estimated life of .5 - 2.75 years, no expected dividend payments, a volatility of 129%, and a risk-free interest rate of 2.1% - 3%.

(3)
On April 18, 2008, Mr. Berten was granted 6,000,000 Options to purchase our Common Stock under our 2006 Long-Term Incentive Plan at an exercise price of $0.30 per share.  The Options expire on April 18, 2013.  Subject to Mr. Berten remaining in our employ, one-sixth of the Options vest on each of the following dates if the following respective milestones have been attained by such dates: (i) on December 31, 2008, if at least one fully operational factory in The Netherlands capable of processing 15,000 tons of eWaste per year at full capacity has been established, (ii) on December 31, 2009 if at least one fully operational factory anywhere in the world has been established and (iii) on December 31, 2010 if at least four fully operational factories have been established anywhere in the world.  (The milestones may be adjusted by the compensation committee of our Board of Directors at its discretion at the beginning of the respective calendar year).  Further, on such date as our market capitalization exceeds $300 million, if that date occurs on or prior to April 18, 2011, then double the number of Options granted to Mr. Berten that have already vested and those yet subject to vesting on each milestone date that has not yet occurred will become vested.  The December 31, 2008 milestone was not attained and therefore 2,000,000 options terminated on that date. The option grant was valued using the Black Scholes option pricing model assuming an estimated life of 1 - 3 years, no expected dividend payments, a volatility of 106%, and a risk-free interest rate of 1.7% - 2.6%.

Employment Agreements

New Generation Holdings, Inc. (“NGH”), the Company’s former parent, entered into a Consulting Agreement with Jacques Mot dated July 5, 2000 pursuant to which Mr. Mot received $27,000 per month for his services to NGH. The Agreement has a one (1) year term with automatic renewal unless terminated by either party. As of January 1, 2005, Mr. Mot became an employee of NGH and Plastinum and until October 31, 2007 he received the same compensation as an employee of NGH and Plastinum as he had received from NGH under his Consulting Agreement.

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

On January 3, 2008, Plastinum entered into an Employment Agreement with Mr. Nils Berten pursuant to which Mr. Berten was appointed the Chief Operating Officer of the Company effective January 7, 2008. Pursuant to the Employment Agreement, Mr. Berten will receive an initial base salary of €115,200 per year. The base salary will rise to €163,200 after six months upon the satisfaction of certain conditions. Mr. Berten will also be entitled to a bonus payment of between 25% and 75% of his base salary, dependant on the attainment of performance targets, and will be entitled to receive payments during the term of his employ towards retirement savings as well as other standard benefits. The Employment Agreement may be terminated at any time by either party by providing notice to the other party. However, if Plastinum terminates the Employment Agreement without Cause (as defined in the Employment Agreement), Mr. Berten will be entitled to continue to receive his base salary for a three month period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information with respect to equity awards outstanding at the conclusion of the fiscal year ended December 31, 2008 for each of the named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jacques Mot	2,000,000	1,000,000	1,000,000	0.10	7/10/2011	-	-	-	-
Jacques Mot	0	9,600,000	9,600,000	0.30	4/18/2013	-	-	-	-
Nils Berten	0	4,000,000	4,000,000	0.30	4/18/2013	-	-	-	-

DIRECTOR COMPENSATION

The following table sets forth the compensation of the directors of the Company for the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marcel Rokegem	53,548	-	-	-	-	-	53,548

The $53,548 in fees paid to Marcel Rokegem for the fiscal year 2008 was paid on the basis of a monthly retainer payment of 3,000 Euros (in lieu of payments per meeting attended) as compensation for services he rendered to us as an independent member of our Board of Directors, including attendance at Compensation Committee and Board of Directors meetings.

We do not currently have a formal compensation plan for members of our Board of Directors for service on our Board of Directors, but we expect that such a compensation plan for Directors will be adopted in the future, and Directors are eligible to receive options under our existing long-term stock option incentive plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth, certain information, as of December 31, 2008, regarding beneficial ownership of our common stock by:

•	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our current executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Jacques Mot (2)	41,572,076	41.6%
Marcel Rokegem	50,000	* %
Robert Scherne	181,841	* %
Nils Berten (3)	800,000	* %
Pierre Kladny	24,000	* %
Lombard Odier Darier Hentsch & CIE (4) Rue de La Coraterie 11 1204 Geneva, Switzerland	7,300,000	7.5%
Richard von Tscharner (5) Rue de La Coraterie 11 1204 Geneva, Switzerland	8,668,263	8.8%
Schroder & Co Banque SA (6) Rue d'Italie 8 1204 Geneva, Switzerland	13,868,914	12.6%
All executive officers and directors as a group (5 persons)	42,627,917	42.7%

* less than 1%

(1)
Shares of common stock subject to warrants or other instruments currently exercisable or convertible or exercisable or convertible within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants or other instruments, but are not deemed outstanding for computing the percentage of any other person.

(2)
Consists of (i) 38,772,076 issued and outstanding shares of common stock, (ii) 400,000 shares issuable upon conversion of a $200,000 convertible loan made by Mr. Mot on July 10, 2006, (iii) immediately exercisable warrants to purchase an additional 400,000 shares of common stock at an exercise price of $0.50 per share, and (iv) 2,000,000 shares issuable upon exercise of immediately exercisable options.  Does not include unvested options issued to Mr. Mot to purchase 10,600,000 shares of common stock.

(3)
Consists of (i) 400,000 issued and outstanding shares of common stock and (ii) immediately exercisable warrants to purchase an additional 400,000 shares of common stock at an exercise price of $0.35 per share. Does not include unvested options issued to Mr. Berten to purchase 4,000,000 shares of common stock.

(4)	Mr. Richard von Tscharner has shared voting control over the shares held by Lombard Odier Darier Hentsch & CIE.

(5)
Richard von Tscharner is an affiliate of Lombard Odier Darier Hentsch & CIE (“LODH”) and has shared voting control over shares held by LODH.  Beneficial ownership consists of (i) 68,263 issued and outstanding shares of common stock held by Mr. von Tscharner, (ii) 7,300,000 issued and outstanding shares of common stock held by LODH, (iii) 1,000,000 shares issuable upon conversion of Series B-1 Convertible Preferred Stock owned by Mr. von Tscharner, and (iv) 300,000 shares issuable upon exercise of an immediately exercisable warrant held by Mr. von Tscharner.

(6)
Consists of (i) 663,651 issued and outstanding shares of common stock, (ii) 10,157,895 shares issuable upon conversion of outstanding shares of Series B-1 Convertible Preferred Stock at a conversion price of $0.38 per share and (iii) immediately exercisable warrants to purchase an additional 3,047,368 shares of common stock at an exercise price of $0.57 per share.

Series B-1 Convertible Preferred Stock

The following table sets forth, certain information, as of December 31, 2008, regarding beneficial ownership of our Series B-1 Convertible Preferred Stock by:

•	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Series B-1 Convertible Preferred Stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our current executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jacques Mot	0	*	%
Marcel Rokegem	0	*	%
Robert Scherne	0	*	%
Nils Berten	0	*	%
Pierre Kladny	0	*	%
Bernard Droux Rue de La Coraterie 11 1204 Geneva, Switzerland	5,000	8.1%
Richard von Tscharner Rue de La Coraterie 11 1204 Geneva, Switzerland	3,800	6.2%
Schroder & Co Banque SA Rue d'Italie 8 1204 Geneva, Switzerland	38,600	62.6%
All executive officers and directors as a group (5 persons)	0	*	%

* less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has received advances from Mr. Jacques Mot, our President and Chief Executive Officer, for working capital purposes.  As of December 31, 2008 and December 31, 2007, the outstanding amount of such advances was $25,890 and $492,439, respectively.  The advances are non-interest bearing.

Pierre Kladny, a nominee to the Board of Directors, is the Managing Partner of ValleyRoad Capital SA (“ValleyRoad”) and owns 52% of its share capital. Pursuant to an investment advisory agreement with ValleyRoad (the “Investment Advisory Agreement”), a private placement of $6,165,000 of the Company’s securities were sold as of July 31, 2008. Pursuant to the Investment Advisory Agreement, ValleyRoad became entitled to a success fee equal to $279,250 through such private placements arranged by ValleyRoad as well as the payment of ValleyRoad’s out-of-pocket expenses.

We had made payments on behalf of NGH, our former parent, primarily for the payment of professional fees incurred by NGH and certain NGH accounts payable. Mr. Jacques  Mot, our President and Chief Executive Officer and principal stockholder of NGH, repaid those advances, aggregating $271,522, during the fourth quarter of 2008 through a reduction of accrued compensation due to him.

There have been no transactions, or series of similar transactions, during 2008, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded or is expected to exceed $120,000 and in which any director of our company, any executive officer of our company, any shareholder owning of record or beneficially 5% or more of our common stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest except as otherwise disclosed in this report (a “Related Person Transaction”).

The Company’s policy with regards to Related Person Transactions requires that where a transaction has been identified as a Related Person Transaction, the independent members of the Board of Directors of the Company must approve or ratify it. Management must present to such independent members of the Board of Directors a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify Related Person Transactions, the Company relies on information supplied by its executive officers and Directors. In considering Related Person Transactions, the independent members of the Board of Directors take into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a Director’s independence in the event the related person is a director, immediate family member of a Director or an entity with which a Director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a Director has an interest in the proposed transaction, the Director must recuse himself or herself from the deliberations and approval. In determining whether to approve, ratify or reject a Related Person Transaction, the independent members of the Board of Directors look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as determined by them in the good faith exercise of their discretion.

The Board of Directors has determined that Mr. Rokegem is “independent” and that each of  Mr. Mot and Mr. Kladny is not “independent” as defined in NASDAQ Marketplace Rule 4200.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following is a summary of the fees billed to Plastinum Polymer Technologies Corp. by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$40,875	$27,939
Audit-Related Fees	13,099	10,400
Tax Fees	4,500	4,875
All Other Fees	—	—
Total Fees	$58,474	$43,214

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Plastinum Polymer Technologies Corp.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Plastinum Polymer Technologies Corp.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2008 or 2007.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were tax services provided in the fiscal year 2008 and 2007.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

Audit Committee Pre-Approval Policies and Procedures

The Company currently does not have a separately-designated standing Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15.  EXHIBITS, FINANCITAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.
(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of RBSM LLP on Consolidated Financial Statements as of and for the periods ended December 31, 2008 and December 31, 2007

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Losses for the Years ended December 31, 2008 and 2007

Consolidated Statements of Deficiency in Stockholders’ Equity for the Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index located immediately following this Item 15.

The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated.

EXHIBIT INDEX

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

4.1	Specimen Certificate for Common Stock, incorporated by reference to the Company’s Form 10-KSB filed on March 6, 2007.

5.1	Opinion of Westerman Ball Ederer Miller & Sharfstein, LLP, incorporated by reference to the Company’s Form S-1 filed on October 23, 2008.

10.1	Form of Warrant and Joinder Agreement, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

10.2	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007, incorporated by reference to the Company’s Form SB-2 filed on April 10, 2007.

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

10.7
Engagement letter among New Generation Holdings, Inc., the Company and Robert Scherne, CPA, P.C. dated February 10, 2006, incorporated by reference to the Company’s Amendment No. 1 to Form S-1 filed on December 5, 2008.

10.8
Advisory Agreement between New Generation Holdings, Inc., Plastinum and Valley Road Capital dated July 10, 2006 which has been assigned to Plastinum, incorporated by reference to Amendment No. 1 to the Company’s Form 10-SB filed on September 13, 2006.

10.9
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

10.11	Employment Agreement between the Company and Nils Berten, effective January 7, 2008, incorporated by reference to the Company’s Form 8-K filed on January 8, 2008.

10.12	Stock Option Grant Agreement between the Company and Jacques Mot, dated April 18, 2008, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2008.

10.13	Stock Option Grant Agreement between the Company and Nils Berten, dated April 18, 2008, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2008.

10.14	Amendment to Stock Option Grant Agreement between the Company and Jacques Mot, dated January 2, 2009, incorporated by reference to the Company’s Form 8-K filed on January 7, 2009.

10.15	Amendment to Stock Option Grant Agreement between the Company and Nils Berten, dated January 2, 2009, incorporated by reference to the Company’s Form 8-K filed on January 7, 2009.

10.16
Note Purchase Agreement and Convertible Promissory Note between the Company and Richard von Tscharner, dated January 27, 2009, incorporated by reference to the Company’s Form 8-K filed on January 29, 2009.

21.1	Subsidiaries of the Registrant, filed herewith.

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 31, 2009 by the undersigned, thereunto duly authorized.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(Registrant)

By:	/s/ Jacques Mot
Jacques Mot
(Chief Presiding Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2009 by the following persons on behalf of the registrant and in the capacities indicated:

By:	/s/ Jacques Mot
Jacques Mot
Director and CEO
(Principal Executive Officer)

By:	/s/ Robert Scherne
Robert Scherne
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Marcel Rokegem
Marcel Rokegem
Director

By:
Pierre Kladny
Director