Form 10-Q
period 2009-03-31
Plastinum Polymer Technologies Corp.
filed 2009-05-15
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of May 8, 2009 was 98,777,327.

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended March 31, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash	$1,116,642	$134,554
Accounts receivable	-	32,125
Prepaid expense	5,000	23,407
Value added tax refunds receivable	139,358	63,213

Total current assets	1,261,000	253,299

Equipment, net	927,212	352,391

Security deposit	16,031	16,031

Total assets	$2,204,243	$621,721

Liabilities and deficiency in equity

Current liabilities:

Accounts payable	$481,503	$485,366
Accrued salary	443,135	381,936
Accrued interest	126,685	99,288
Due to stockholder	23,308	25,890

Total current liabilities	1,074,631	992,480

Unearned subsidies received	491,491	524,572
Bank guarantee payable	16,031	16,031
Convertible notes payable, net of discount of $250,848 and $44,796	1,249,152	455,204
Derivative liability	1,959,408	-

Total liabilities	4,790,713	1,988,287

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized,
61,650 shares issued and outstanding, net (Face value $6,165,000)	4,224,362	5,636,661

Deficiency in equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized,
98,156,071 and 97,078,350 shares issued and outstanding, respectively	981,561	970,784
Additional paid-in capital	9,643,674	9,965,027
Other comprehensive income	(43,604)	(126,046)
Accumulated deficit prior to development stage	(4,221,982)	(4,221,982)
Deficit accumulated during the development stage	(14,919,636)	(13,591,010)
Total Plastinum Polymer Technologies Corp. stockholders' deficit	(8,559,987)	(7,003,227)
Noncontrolling interest	1,749,155	-

Total deficiency in equity	(6,810,832)	(7,003,227)

Total liabilities and deficiency in equity	$2,204,243	$621,721

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(date of inception as
			a development stage
			enterprise) to
	Three Months ended March 31,		March 31,
	2009	2008	2009

Revenue	$-	$-	$25,084

Operating expenses:
General and administrative expenses	1,300,088	752,381	10,440,637
Research and development	476,514	606,938	4,785,067

Total operating expenses	1,776,602	1,359,319	15,225,704

Loss from operations	(1,776,602)	(1,359,319)	(15,200,620)

Interest expense, net	(48,618)	(16,274)	(215,610)
Change in fair value of derivative liability	28,149	-	316,149

Loss before provision for income taxes	(1,797,071)	(1,375,593)	(15,100,081)

Provision for income taxes	-	-	-

Net loss	(1,797,071)	(1,375,593)	(15,100,081)

Net loss attributable to the noncontrolling interest	180,445	-	180,445

Net loss attributable to Plastinum Polymer Technologies
Corp. before accretion of preferred dividends and discount	(1,616,626)	(1,375,593)	(14,919,636)

Accretion of preferred dividends and discount	(438,938)	(96,875)	(1,812,724)

Net loss attributable to Plastinum Polymer Technologies
Corp. common shareholders	$(2,055,564)	$(1,472,468)	$(16,732,360)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding	97,772,881	96,970,993

Comprehensive loss:
Net loss	$(1,616,626)	$(1,375,593)
Foreign currency translation gain (loss)	82,442	(14,568)

Comprehensive loss	$(1,534,184)	$(1,390,161)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN EQUITY
(Unaudited)

	Plastinum Polymer Technologies Corp. Stockholders

						Accumulated Deficit
					Additional	Prior to	During	Other
	Common Stock		Common Stock to be Issued		Paid-in	Development	Development	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Income	Interest	Deficiency

Balance, December 31, 2002	49,998,260	$499,983	-	$-	$3,829,789	$(4,196,122)	$-	$-	$-	$133,650

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	(25,860)	-	-	-	(25,860)

Balance, April 7, 2003	49,998,260	499,983	-	-	3,829,789	(4,221,982)	-	-	-	107,790

Contribution of capital by parent	-	-	-	-	24,300	-	-	-	-	24,300

Net loss	-	-	-	-	-	-	(101,880)	-	-	(101,880)

Balance, December 31, 2003	49,998,260	499,983	-	-	3,854,089	(4,221,982)	(101,880)	-	-	30,210

Contribution of capital by parent	-	-	-	-	488,427	-	-	-	-	488,427

Net loss	-	-	-	-	-	-	(518,637)	-	-	(518,637)

Balance, December 31, 2004	49,998,260	499,983	-	-	4,342,516	(4,221,982)	(620,517)	-	-	-

Contribution of capital by parent	-	-	-	-	2,522,334	-	-	-	-	2,522,334

Net loss	-	-	-	-	-	-	(2,522,334)	-	-	(2,522,334)

Balance, December 31, 2005	49,998,260	499,983	-	-	6,864,850	(4,221,982)	(3,142,851)	-	-	-

Contribution of capital by parent	-	-	-	-	32,375	-	-	-	-	32,375

Exercise of warrants, May 24, 2006	1,430,000	14,300	-	-	486,200	-	-	-	-	500,500

Issuance of stock for parent liabilities liabilities, June and August, 2006	1,985,584	19,856	-	-	(19,856)	-	-	-	-	-

Stock based compensation	-	-	-	-	240,268	-	-	-	-	240,268

Warrants issued with convertible notes	-	-	-	-	126,700	-	-	-	-	126,700

Currency translation adjustment	-	-	-	-	-	-	-	(4,330)	-	(4,330)

Net loss	-	-	-	-	-	-	(1,968,718)	-	-	(1,968,718)

Balance, December 31, 2006	53,413,844	534,139	-	-	7,730,537	(4,221,982)	(5,111,569)	(4,330)	-	(1,073,205)

Exercise of warrants, February 9, 2007	-	-	50,020	500	17,007	-	-	-	-	17,507

Issuance of shares upon conversion of former parent preferred stock - issued pursuant to spin off, March 6, 2007	38,672,076	386,720	-	-	(386,720)	-	-	-	-	-

Exercise of warrants, March 9, 2007	-	-	360,000	3,600	122,400	-	-	-	-	126,000

Exercise of warrants, March 14, 2007	600,000	6,000	-	-	294,000	-	-	-	-	300,000

Exercise of warrants, April - June, 2007	-	-	1,853,203	18,532	631,081	-	-	-	-	649,613

Cashless exercise of warrants, June, 2007	-	-	30,600	306	(306)	-	-	-	-	-

Shares physically issued, August, 2007	2,293,823	22,938	(2,293,823)	(22,938)	-	-	-	-	-	-

Exercise of warrants, August, 2007	1,079,289	10,793	-	-	366,958	-	-	-	-	377,751

Cashless exercise of warrants, August, 2007	254,881	2,549	-	-	(2,549)	-	-	-	-	-

Shares issued pursuant to spin off	68,851	688	-	-	(688)	-	-	-	-	-

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN EQUITY
(Unaudited)

Shares issued for services	27,072	271	-	-	8,149	-	-	-	-	8,420

Exercise of warrants, October and November, 2007	315,000	3,150	-	-	107,130	-	-	-	-	110,280

Cashless exercise of warrants, November, 2007	228,886	2,289	-	-	(2,289)	-	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	208,462	-	-	-	-	208,462

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	308,725	-	-	-	-	308,725

Stock based compensation	-	-	-	-	120,134	-	-	-	-	120,134

Accretion of preferred discount	-	-	-	-	(31,502)	-	-	-	-	(31,502)

Accretion of preferred dividends	-	-	-	-	(24,532)	-	-	-	-	(24,532)

Currency translation adjustment	-	-	-	-	-	-	-	(48,166)	-	(48,166)

Net loss	-	-	-	-	-	-	(2,696,030)	-	-	(2,696,030)

Balance, December 31, 2007	96,953,722	969,537	-	-	9,465,997	(4,221,982)	(7,807,599)	(52,496)	-	(1,646,543)

Shares issued for services	85,918	860	-	-	14,130	-	-	-	-	14,990

Cashless exercise of warrants, March 30, 2008	38,710	387	-	-	(387)	-	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	-	-	263,452	-	-	-	-	263,452

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	2,281	-	-	-	-	2,281

Stock based compensation	-	-	-	-	871,938	-	-	-	-	871,938

Accretion of preferred discount	-	-	-	-	(314,414)	-	-	-	-	(314,414)

Accretion of preferred dividends	-	-	-	-	(337,970)	-	-	-	-	(337,970)

Currency translation adjustment	-	-	-	-	-	-	-	(73,550)	-	(73,550)

Net loss	-	-	-	-	-	-	(5,783,411)	-	-	(5,783,411)

Balance, December 31, 2008	97,078,350	970,784	-	-	9,965,027	(4,221,982)	(13,591,010)	(126,046)	-	(7,003,227)

Cumulative effect of change in accounting principle	-	-	-	-	(665,369)	-	288,000	-	-	(377,369)

Sale of subsidiary shares to noncontrolling interest	-	-	-	-	-	-	-	-	1,929,600	1,929,600

Shares issued as payment of accrued dividends	1,077,721	10,777	-	-	230,271	-	-	-	-	241,048

Beneficial conversion feature of convertible note	-	-	-	-	227,273	-	-	-	-	227,273

Stock based compensation	-	-	-	-	325,410	-	-	-	-	325,410

Accretion of preferred discount	-	-	-	-	(317,327)	-	-	-	-	(317,327)

Accretion of preferred dividends	-	-	-	-	(121,611)	-	-	-	-	(121,611)

Currency translation adjustment	-	-	-	-	-	-	-	82,442	-	82,442

Net loss	-	-	-	-	-	-	(1,616,626)	-	(180,445)	(1,797,071)

Balance, March 31, 2009 (Unaudited)	98,156,071	$981,561	-	$-	$9,643,674	$(4,221,982)	$(14,919,636)	$(43,604)	$1,749,155	$(6,810,832)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(date of inception as
			a development stage
			enterprise) to
	Three Months ended March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(1,616,626)	$(1,375,593)	$(14,919,636)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	325,410	60,067	1,575,770
Amortization of debt discount	21,220	8,236	103,124
Loss allocable to noncontrolling interest	(180,445)	-	(180,445)
Change in fair value of derivative liability	(28,149)	-	(316,149)
Net expenses paid by parent	-	-	3,067,436
Depreciation and amortization	60,729	4,772	230,897
Increase in accounts receivable	29,808	-	(2,317)
(Increase) decrease in value added tax refund receivable	(79,355)	(12,572)	(142,568)
(Increase) decrease in prepaid expense	85	(525)	(23,322)
Increase in advance receivable	-	(14,293)	(271,522)
Increase in accounts payable and accrued expenses	111,641	574,371	1,355,143
Increase in unearned subsidies	-	-	524,572

Cash used in operating activities	(1,355,682)	(755,537)	(8,999,017)

Cash flows from investing activities
Purchase of equipment	(618,290)	(86,812)	(1,033,059)
Cash used in investing activities	(618,290)	(86,812)	(1,033,059)

Cash flows from financing activities
Proceeds from exercise of warrants	-	-	2,081,651
Proceeds from sale of redeemable preferred stock	-	200,000	6,044,750
Cost of sale of redeemable preferred stock	-	-	(191,359)
Payment of dividends on redeemable preferred stock	-	-	(142,228)
Proceeds from sale of subsidiary preferred stock	1,929,600	-	1,929,600
Proceeds from sale of convertible notes	1,000,000	-	1,500,000
(Repayments) advances from stockholder	(2,582)	(131,856)	23,308

Cash provided by financing activities	2,927,018	68,144	11,245,722

Effect of exchange rate changes on cash	29,042	(15,094)	(97,004)

Net increase (decrease) in cash	982,088	(789,299)	1,116,642
Cash, beginning of period	134,554	925,000	-
Cash, end of period	$1,116,642	$135,701	$1,116,642

Supplemental disclosure of non-cash financing activities:

Preferred dividends paid with common stock	$241,048	$-
Accrued liabilities settled in common stock	-	5,390
Value attributed to warrants issued with redeemable preferred stock	-	18,070
Beneficial conversion feature of redeemable preferred stock	-	2,281
Beneficial conversion feature of convertible notes	227,273	-
Accretion of discount on redeemable preferred stock	317,327	54,014
Accretion of dividend on redeemable preferred stock	121,611	42,861
Prepaid expense applied to acquisition of fixed assets	17,260	-

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business

Plastinum Polymer Technologies Corp. (“we”, “us”, “our company “, “our”,   “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and we own and develop a patented and proprietary plastic blending technology whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The technology is being marketed worldwide. During the fourth quarter of 2008 the Company received a test order for its Infinymer NSL, to a customer in Asia.

Through March 31, 2009, we have generated minimal sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through March 31, 2009, we have accumulated losses of $14,919,636.

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

The consolidated financial statements include the accounts of Plastinum and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 and from date of inception as development stage enterprise (April 7, 2003) to March 31, 2009 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $1,797,071 and $1,375,593 for the three month periods ended March 31, 2009 and 2008, respectively, and have generated minimal revenue through March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is being marketed worldwide.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. In January 2009 we received $1,000,000 from the sale of a convertible promissory note and in February 2009 we received $1,929,600 from the sale of preferred shares in a Dutch subsidiary. We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major eScrap Recycling plants, of which one will be in the Netherlands and one will be in the U.S., as well as establishing a mixed plastic household waste recycling line with a capacity of 10,000 MT annually.  We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products.

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

Plastinum incurred research and development expenses of $476,514, $606,938 and $4,785,067 for the three month periods ended March 31, 2009 and 2008, and from April 7, 2003 (date of inception of development stage) through March 31, 2009, respectively.

Liquidity

As shown in the accompanying financial statements, we incurred net losses of $1,797,071 and $1,375,593 for the three month periods ended March 31, 2009 and 2008, respectively, and have generated minimal revenue through March 31, 2009. For the period from inception of development stage through March 31, 2009, we have accumulated losses of $14,919,636. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 50,908,306 common share equivalents at March 31, 2009 and 31,816,860 at March 31, 2008. For the three months ended March 31, 2009 and 2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Change in Accounting Principle

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our redeemable preferred stock will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $1,987,557, an increase in the unamortized discount related to our redeemable preferred stock of $1,610,189, a decrease in additional paid-in capital of $665,368 related to the amortization of discount from date of issue to January 1, 2009, and a $288,000 decrease in the deficit accumulated during development stage to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

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

During the three months ended March 31, 2009 we issued 1,077,721 shares of common stock as payment of $241,048 of accrued preferred dividends.

On February 16, 2009, pursuant to a Participation and Shareholders’ Agreement (the “Participation Agreement”) among (i) Plastinum Polymer Technologies Corp. B.V., an indirect previously wholly-owned Dutch subsidiary of the Company (the “BV”), (ii) PPT Holding B.V., our direct, wholly-owned Dutch subsidiary and owner of our interest in the BV, (iii) Jacques Mot, our Chief Executive Officer and (iv) N.V. NOM,  Investerings- en ontwikkelingsmaatschappij voor Noord-Nederland, a Dutch public limited company (“NOM”) with the State of the Netherlands (Ministry of Economic Affairs) and the provinces of Groningen, Friesland and Drenthe as its shareholders, NOM invested € 1,500,000 ($1,929,600) in the BV and in return received preferential shares in the BV giving NOM a 49% share in the profits of the BV.

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

The investment by NOM is recorded as a noncontrolling interest in the financial statements.

NOTE C - REDEEMABLE PREFERRED STOCK AND WARRANT UNIT OFFERING

We have designated 120,000 shares of preferred stock as Series B Convertible Preferred Stock, which may be issued in one or more sub-series, and have authorized the issuance of 80,000 shares of a sub-series designated as Series B-1 Convertible Preferred Stock. The Series B-1 Preferred Stock is convertible into shares of our Common Stock at an initial conversion price of $0.38 per share, subject to adjustment for customary anti-dilution provisions. The conversion price was adjusted to $0.37 per share during the three months ended March 31, 2009 as a result of the sale of the convertible note described in Note F. Plastinum may, on or after November 1, 2010 and upon at least 30 days notice, redeem the Series B-1 Preferred Stock in full at the purchase price plus any accrued but unpaid dividends, subject to the holder’s conversion rights. Conversely, in the event of a change of control (as defined in the purchase agreement with respect to the Series B-1 Preferred Stock), or at the holder’s option at any time on or after November 1, 2010 and upon 45 days notice from a holder to Plastinum, we are required to redeem the Series B-1 Preferred Stock for the purchase price plus any accrued but unpaid dividends. The Series B-1 Preferred Stock accrues dividends at an annual rate of the Wall Street Journal Prime Rate then in effect, but not less than 8% or greater than 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

The charge to additional paid-in capital for amortization of discount and costs for the three months ended March 31, 2009 and 2008 was $317,327 and $54,014, respectively. The amortization has been charged to additional paid-in capital since there is a deficit in retained earnings.

For the three months ended March 31, 2009 and 2008, we have accrued dividends in the amount of $121,611 and $42,861, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During 2009, we issued 1,077,721 shares of common stock as payment of $241,048 of accrued preferred dividends. Accrued and unpaid dividends included in the carrying value of the preferred stock at March 31, 2009 total $100,837.

NOTE D - RELATED PARTY TRANSACTIONS

As of March 31, 2009 and December 31, 2008, advances payable to Jacques Mot, our chief executive officer and president, aggregated $23,308 and 25,890, respectively. These advances are for working capital purposes. The advances are non interest bearing.

Mr. Mot has also purchased $200,000 of our convertible notes, which are convertible into 400,000 shares of our common stock and also received warrants to purchase 400,000 shares of our common stock with an exercise price of $0.50 per share.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 is summarized as follows:

	2009	2008
Furniture, Fixtures, Website and Improvements	$123,661	$81,353
Computers	15,974	15,974
Equipment	910,684	317,442
	1,050,319	414,769
Accumulated depreciation	123,107	62,378
	$927,212	$352,391

Depreciation expense recorded in the statement of operations for the three months ended March 31, 2009 and 2008 is $60,729 and $4,772, respectively. For the three months ended March 31, 2009 $51,172 of depreciation expense is included in research and development expense.

NOTE F - CONVERTIBLE NOTES PAYABLE

On January 27, 2009, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $1,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 27, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.22 per share or a total of 4,545,455 shares, subject to adjustment as contained in the Note. Since the conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $227,273 as a discount. This discount will be amortized over the life of the note.

NOTE G – DERIVATIVE LIABILITY

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our redeemable preferred stock will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $1,987,557. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 131%; (4) an expected life of the warrants of 1.5 years and (5) estimated fair value of Plastinum common stock of $0.25 per share.

At March 31, 2009 we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at March 31, 2009 is $1,959,408. The fair value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 139%; (4) an expected life of the warrants of 1.5 years and (5) estimated fair value of Plastinum common stock of $0.23 per share.

We have recorded a credit of $28,149 during the three months ended March 31, 2009 related to the change in fair value during that period.

NOTE H – SUBSEQUENT EVENTS

During April 2009 we issued 621,256 shares of common stock as payment of $121,611 of accrued preferred dividends.

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

Overview

At March 31, 2009, we were pursuing a business plan related to the Plastinum Process described below and were considered to be in the development stage as defined by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises” . We own and develop a patented proprietary plastic blending technology, whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds.

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

Our plan of operation for the twelve month period following March 31, 2009 is to:

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

We currently have budgeted approximately $6,000,000 in cash expenditures for the twelve month period following March 31, 2009, including (1) approximately $2,000,000 to cover our projected general and administrative expense during this period; (2) approximately $500,000 for research and development activities; (3) approximately $2,500,000  for the necessary capital expenditure to transform our Netherlands plant into a production facility; and (4) approximately $1,000,000 for Working Capital needs at our Netherlands plant.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Operating losses increased from $1,359,319 in 2008 to $1,776,602 in 2009. The increase of $417,283 was the result of an increase of $547,707 in general and administrative expenses, from $752,381 in 2008 to $1,300,088 in 2009, offset by a decrease in research and development expenses of $130,424, from $606,938 in 2008 to $476,514 in 2009. The primary components of our general and administrative expenses for each of the years are compensation expense, consulting and professional fees, rent and travel expenses. The increase in general and administrative expenses from 2008 to 2009 results primarily from increases in compensation expense of approximately $336,000 and in professional and consulting fees of approximately $109,000. The decrease in research and development expenses results primarily from a decrease in supplies and other items consumed in the development process. Our general and administrative and research and development expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During January 2009 we received $1,000,000 from the sale of a convertible promissory note. During February 2009 we received $1,929,600 from the sale of a noncontrolling interest in a Dutch subsidiary. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Liquidity and Capital Resources

As of March 31, 2009 we had working capital of $186,369. For the three months ended March 31, 2009, net cash used by operating activities was $1,355,682, resulting primarily from a loss of $1,616,626 partially offset by a non-cash charge of $325,410 for stock based compensation.

During 2009 we expended $618,290 for the acquisition of equipment.

On February 16, 2009, pursuant to a Participation and Shareholders’ Agreement (the “Participation Agreement”) among (i) Plastinum Polymer Technologies Corp. B.V., an indirect previously wholly-owned Dutch subsidiary of the Company (the “BV”), (ii) PPT Holding B.V., our direct, wholly-owned Dutch subsidiary and owner of our interest in the BV, (iii) Jacques Mot, our Chief Executive Officer and (iv) N.V. NOM,  Investerings- en ontwikkelingsmaatschappij voor Noord-Nederland, a Dutch public limited company (“NOM”) with the State of the Netherlands (Ministry of Economic Affairs) and the provinces of Groningen, Friesland and Drenthe as its shareholders, NOM invested € 1,500,000 ($1,929,600) in the BV and in return received preferential shares in the BV giving NOM a 49% share in the profits of the BV.

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

The investment by NOM is recorded as a noncontrolling interest in the financial statements.

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

During 2008, we received $1,400,000 in proceeds from the sale of 14,000 shares of our Series B-1 Redeemable Convertible Preferred Stock at a price of $100 per share. Of this amount $200,000 was received in March and $1,200,000 was received in April. The purchasers also received warrants, exercisable for a five year period, to purchase an aggregate of 1,105,263 shares of our common stock at an initial exercise price of $0.57 per share of common stock.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our redeemable preferred stock will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $1,987,557, an increase in the unamortized discount related to our redeemable preferred stock of $1,610,189, a decrease in additional paid-in capital of $665,368 related to the amortization of discount from date of issue to January 1, 2009, and a $288,000 decrease in the deficit accumulated during development stage to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009.

For information regarding other recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note A of the Unaudited Notes to Condensed Consolidated Financial Statements contained herein.

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

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2008 (described below) which has not been remediated as of March 31, 2009 the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

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

ITEM 1A.  RISK FACTORS

This item is not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2009, we entered into a Note Purchase Agreement with Richard von Tscharner pursuant to which we sold and issued to him a Convertible Promissory Note in the principal amount of $1,000,000.  The Convertible Promissory Note accrues interest at a rate of 10% per annum and matures on January 27, 2012.  The Convertible Promissory Note is convertible into shares of Common Stock at an initial conversion price of $0.22 per share or an aggregate of 4,545,455 shares, subject to adjustment as contained in the Note.

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

4.1	Specimen Certificate for Common Stock, incorporated by reference to the Company’s Form 10-KSB filed on March 6, 2007.

10.1	Amendment to Stock Option Grant Agreement between the Company and Jacques Mot, dated January 2, 2009, incorporated by reference to the Company’s Form 8-K filed on January 7, 2009.

10.2	Amendment to Stock Option Grant Agreement between the Company and Nils Berten, dated January 2, 2009, incorporated by reference to the Company’s Form 8-K filed on January 7, 2009.

10.3
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

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: May 15, 2009	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: May 15, 2009	By:	Robert Scherne
Name: Robert Scherne Title: Interim Chief Financial Officer