Form 10-Q
period 2009-06-30
Plastinum Polymer Technologies Corp.
filed 2009-08-14
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of July 28, 2009 was 98,777,327.

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended June 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 (Unaudited) AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash	$2,449,525	$134,554
Accounts receivable	62,521	32,125
Inventory	70,872	-
Prepaid expense	30,121	23,407
Value added tax refunds receivable	103,126	63,213

Total current assets	2,716,165	253,299

Equipment, net	1,195,417	352,391

Security deposit	38,599	16,031

Total assets	$3,950,181	$621,721

Liabilities and deficiency in equity

Current liabilities:

Accounts payable	$657,608	$485,366
Accrued salary	436,635	381,936
Accrued interest	175,411	99,288
Convertible notes payable, net of discount of $28,417	471,583	-
Due to stockholder	27,257	25,890

Total current liabilities	1,768,494	992,480

Unearned subsidies received	522,749	524,572
Bank guarantee payable	16,031	16,031
Convertible notes payable, net of discount of $839,580 and $44,796	3,210,420	455,204
Derivative liability	2,417,974	-

Total liabilities	7,935,668	1,988,287

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized,
61,650 shares issued and outstanding, net (Face value $6,165,000)	4,546,566	5,636,661

Deficiency in equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized,
98,777,327 and 97,078,350 shares issued and outstanding, respectively	987,773	970,784
Additional paid-in capital	10,294,888	9,965,027
Other comprehensive income	(72,446)	(126,046)
Accumulated deficit	(21,088,907)	(17,812,992)
Total Plastinum Polymer Technologies Corp. stockholders' deficit	(9,878,692)	(7,003,227)
Noncontrolling interest	1,346,639	-

Total deficiency in equity	(8,532,053)	(7,003,227)

Total liabilities and deficiency in equity	$3,950,181	$621,721

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

Sales	$60,830	$-	$60,830	$-

Cost of sales	135,886	-	135,886	-

Gross loss	(75,056)	-	(75,056)	-

Operating expenses:
General and administrative expenses	1,274,568	1,048,224	2,574,656	1,800,605
Research and development	455,817	357,451	932,331	964,389

Total operating expenses	1,730,385	1,405,675	3,506,987	2,764,994

Loss from operations	(1,805,441)	(1,405,675)	(3,582,043)	(2,764,994)

Interest expense, net	(85,798)	(17,896)	(134,416)	(34,170)
Change in fair value of derivative liability	(458,566)	-	(430,417)	-

Loss before provision for income taxes	(2,349,805)	(1,423,571)	(4,146,876)	(2,799,164)

Provision for income taxes	-	-	-	-

Net loss	(2,349,805)	(1,423,571)	(4,146,876)	(2,799,164)

Net loss attributable to the noncontrolling interest	402,516	-	582,961	-

Net loss attributable to Plastinum Polymer Technologies
Corp. before accretion of preferred dividends and discount	(1,947,289)	(1,423,571)	(3,563,915)	(2,799,164)

Accretion of preferred dividends and discount	(443,815)	(127,845)	(882,753)	(224,720)

Net loss attributable to Plastinum Polymer Technologies
Corp. common shareholders	$(2,391,104)	$(1,551,416)	$(4,446,668)	$(3,023,884)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.03)

Weighted average shares outstanding	98,681,749	97,014,088	98,229,826	96,992,541

Comprehensive loss:
Net loss	$(1,947,289)	$(1,423,571)	$(3,563,915)	$(2,799,164)
Foreign currency translation gain (loss)	(28,842)	382	53,600	(14,186)

Comprehensive loss	$(1,976,131)	$(1,423,189)	$(3,510,315)	$(2,813,350)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN EQUITY
FOR THE PERIOD FROM JANUARY 1, 2009 THROUGH JUNE 30, 2009
(Unaudited)

	Plastinum Polymer Technologies Corp. Stockholders
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency

Balance, December 31, 2008	97,078,350	$970,784	$9,965,027	$(17,812,992)	$(126,046)	$-	$(7,003,227)

Cumulative effect of change in accounting principle	-	-	(665,369)	288,000	-	-	(377,369)

Sale of subsidiary shares to noncontrolling interest	-	-	-	-	-	1,929,600	1,929,600

Shares issued as payment of accrued dividends	1,698,977	16,989	345,670	-	-	-	362,659

Beneficial conversion feature of convertible notes	-	-	881,494	-	-	-	881,494

Stock based compensation	-	-	650,819	-	-	-	650,819

Accretion of preferred discount	-	-	(638,180)	-	-	-	(638,180)

Accretion of preferred dividends	-	-	(244,573)	-	-	-	(244,573)

Currency translation adjustment	-	-	-	-	53,600	-	53,600

Net loss	-	-	-	(3,563,915)	-	(582,961)	(4,146,876)

Balance, June 30, 2009 (Unaudited)	98,777,327	$987,773	$10,294,888	$(21,088,907)	$(72,446)	$1,346,639	$(8,532,053)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,146,876)	$(2,799,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	650,819	299,337
Amortization of debt discount	58,293	16,472
Change in fair value of derivative liability	430,417	-
Depreciation and amortization	163,391	13,537
Increase in accounts receivable	(28,995)	-
(Increase) decrease in value added tax refund receivable	(38,144)	18,129
(Increase) decrease in prepaid expense	(23,798)	(1,954)
Increase in inventory	(67,359)	-
Increase in deposits	(21,450)	-
Increase in advance receivable	-	(38,455)
Increase in accounts payable and accrued expenses	294,898	783,465

Cash used in operating activities	(2,728,804)	(1,708,633)

Cash flows from investing activities
Purchase of equipment	(990,162)	(121,190)
Cash used in investing activities	(990,162)	(121,190)

Cash flows from financing activities
Proceeds from sale of redeemable preferred stock	-	1,400,000
Proceeds from sale of subsidiary preferred stock	1,929,600	-
Proceeds from sale of convertible notes	4,050,000	-
Advances (repayments) from stockholder	1,367	(313,130)

Cash provided by financing activities	5,980,967	1,086,870

Effect of exchange rate changes on cash	52,970	(14,186)

Net increase (decrease) in cash	2,314,971	(757,139)
Cash, beginning of period	134,554	925,000
Cash, end of period	$2,449,525	$167,861

Supplemental disclosure of non-cash financing activities:

Preferred dividends paid with common stock	$362,659	$-
Accrued liabilities settled in common stock	-	5,390
Value attributed to warrants issued with redeemable preferred stock	-	80,238
Beneficial conversion feature of redeemable preferred stock	-	2,281
Beneficial conversion feature of convertible notes	881,494	-
Accretion of discount on redeemable preferred stock	638,180	119,052
Accretion of dividend on redeemable preferred stock	244,573	105,668
Prepaid expense applied to acquisition of fixed assets	17,260	-
Security deposit guarantee provided by bank	-	16,031

See accompanying notes to  these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business

Plastinum Polymer Technologies Corp. (“we”, “us”, “our company “, “our”,   “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and we own and develop a patented and proprietary plastic blending technology whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The technology is being marketed worldwide. During the fourth quarter of 2008 the Company received a test order for its Infinymer NSL, to a customer in Asia. We began production and sales of products during the second quarter of 2009 and exited the development stage. We were a development stage enterprise during the year ended December 31, 2008.

Through June 30, 2009, we have generated minimal sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

The unaudited condensed consolidated financial statements include the accounts of Plastinum and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $4,146,876 and $2,799,164 for the six month periods ended June 30, 2009 and 2008, respectively, and have generated minimal revenue through June 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is being marketed worldwide.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 we received $4,050,000 from the sale of convertible promissory notes and in February 2009 we received $1,929,600 from the sale of preferred shares in a Dutch subsidiary. We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major eScrap Recycling plants, of which one will be in the Netherlands and one will be in the U.S., as well as establishing a mixed plastic household waste recycling line with a capacity of 10,000 MT annually.  We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products.

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

Plastinum incurred research and development expenses of $455,817 and $357,451 for the three month periods ended June 30, 2009 and 2008, respectively, and $932,331 and $964,389 for the six month periods ended June 30, 2009 and 2008, respectively.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, we incurred net losses of $4,146,876 and $2,799,164 for the six month periods ended June 30, 2009 and 2008, respectively, and have generated minimal revenue through June 30, 2009. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 59,307,748 common share equivalents at June 30, 2009 and 38,749,755 at June 30, 2008. For the three and six months ended June 30, 2009 and 2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Fair value of financial instruments

In April 2009, we adopted FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) for its interim period ended June 30, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments as defined by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), for interim reporting periods of publicly traded companies as well as in annual financial statements.

Our short-term financial instruments, including cash accounts receivable, inventory, prepaid expenses and other assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of long term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities. The fair value of the Company’s redeemable preferred stock is estimated to be its liquidation value, which includes accumulated and unpaid dividends. The fair value of the Company’s derivative instruments is determined using option pricing models.

Fair value measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. Effective April 1, 2009, the Company adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. The adoptions of the provisions of SFAS No. 157 that relate to non-financial assets and liabilities and FSP FAS 157-4 did not have a material impact on our consolidated financial position or results of operations.

SFAS No. 157 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes the following three levels of inputs that may be used:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial liabilities as of June 30, 2009:

	Fair Value at	Fair Value Measurement Using
	June 30, 2009	Level 1	Level 2	Level 3

Embedded derivatives	$2,417,974	—	—	$2,417,974

	$2,417,974	$—	$—	$2,417,974

The following is a description of the valuation methodologies used for these items:

Embedded derivatives — these instruments consist of the embedded conversion feature of our preferred stock. These instruments were valued using pricing models which incorporate the Company’s stock price,  volatility, U.S. risk free rate, dividend rate and estimated life.

Change in Accounting Principle

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our redeemable preferred stock will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $1,987,557, an increase in the unamortized discount related to our redeemable preferred stock of $1,610,189, a decrease in additional paid-in capital of $665,368 related to the amortization of discount from date of issue to January 1, 2009, and a $288,000 decrease in the deficit accumulated during development stage to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 impacted the presentation of our consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the quarter ended September 30, 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

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

During the six months ended June 30, 2009 we issued 1,698,977 shares of common stock as payment of $362,659 of accrued preferred dividends.

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

NOTE C - REDEEMABLE PREFERRED STOCK AND WARRANT UNIT OFFERING

We have designated 120,000 shares of preferred stock as Series B Convertible Preferred Stock, which may be issued in one or more sub-series, and have authorized the issuance of 80,000 shares of a sub-series designated as Series B-1 Convertible Preferred Stock. The Series B-1 Preferred Stock is convertible into shares of our Common Stock at an initial conversion price of $0.38 per share, subject to adjustment for customary anti-dilution provisions. The conversion price was adjusted to $0.36 per share during the six months ended June 30, 2009 as a result of the sale of the convertible notes described in Note G. Plastinum may, on or after November 1, 2010 and upon at least 30 days notice, redeem the Series B-1 Preferred Stock in full at the purchase price plus any accrued but unpaid dividends, subject to the holder’s conversion rights. Conversely, in the event of a change of control (as defined in the purchase agreement with respect to the Series B-1 Preferred Stock), or at the holder’s option at any time on or after November 1, 2010 and upon 45 days notice from a holder to Plastinum, we are required to redeem the Series B-1 Preferred Stock for the purchase price plus any accrued but unpaid dividends. The Series B-1 Preferred Stock accrues dividends at an annual rate of the Wall Street Journal Prime Rate then in effect, but not less than 8% or greater than 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

The charge to additional paid-in capital for amortization of discount and costs for the three months ended June 30, 2009 and 2008 was $320,853 and $65,038, respectively. The charge to additional paid-in capital for amortization of discount and costs for the six months ended June 30, 2009 and 2008 was $638,180 and $119,052, respectively. The amortization has been charged to additional paid-in capital since there is a deficit in retained earnings.

For the three months ended June 30, 2009 and 2008, we have accrued dividends in the amount of $122,962 and $62,807, respectively. For the six months ended June 30, 2009 and 2008, we have accrued dividends in the amount of $244,573 and $105,668, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During 2009, we issued 1,698,977 shares of common stock as payment of $362,659 of accrued preferred dividends.   Accrued and unpaid dividends included in the carrying value of the preferred stock at June 30, 2009 total $102,188.

NOTE D - RELATED PARTY TRANSACTIONS

As of June 30, 2009 and December 31, 2008, advances payable to Jacques Mot, our chief executive officer and president, aggregated $27,257 and $25,890, respectively. These advances are for working capital purposes. The advances are non interest bearing.

Mr. Mot has also purchased $200,000 of our convertible notes, which are convertible into 400,000 shares of our common stock and also received warrants to purchase 400,000 shares of our common stock with an exercise price of $0.50 per share.

NOTE E - INVENTORY

Inventory at June 30, 2009 consists of the following:

2009
Raw materials	$35,381
Finished goods	35,491
$70,872

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and December 31, 2008 is summarized as follows:

	2009	2008
Furniture, Fixtures, Website and Improvements	$139,268	$81,353
Computers	15,974	15,974
Equipment	1,265,945	317,442
	1,421,187	414,769
Accumulated depreciation	225,770	62,378
	$1,195,417	$352,391

Depreciation expense recorded in the statement of operations for the three months ended June 30, 2009 and 2008 is $102,662 and $8,765, respectively. For the three months ended June 30, 2009 and 2008 $90,693 and $7,243, respectively, of depreciation expense is included in research and development expense.

Depreciation expense recorded in the statement of operations for the six months ended June 30, 2009 and 2008 is $163,391 and $13,537, respectively. For the six months ended June 30, 2009 and 2009 $141,865 and $10,519, respectively, of depreciation expense is included in research and development expense.

NOTE G - CONVERTIBLE NOTES PAYABLE

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

On April 30, 2009 we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $50,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 27, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.22 per share or a total of 227,273 shares, subject to adjustment as contained in the Note. Since the conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $11,364 as a discount. This discount will be amortized over the life of the note.

On June 15, 2009, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $3,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on June 15, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.28 per share or a total of 10,714,286 shares, subject to adjustment as contained in the Note. Since the conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $642,857 as a discount. This discount will be amortized over the life of the note.

NOTE H – DERIVATIVE LIABILITY

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our redeemable preferred stock will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $1,987,557. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 131%; (4) an expected life of the warrants of 1.5 years and (5) estimated fair value of Plastinum common stock of $0.25 per share.

At June 30, 2009 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at June 30, 2009 is $2,417,974. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.125%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 139%; (4) an expected life of the conversion feature of 1.5 years and (5) estimated fair value of Plastinum common stock of $0.26 per share.

We have recorded a charge of $458,566 and $430,417 during the three and six months ended June 30, 2009, respectively, related to the change in fair value during those periods.

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

Overview

At June 30, 2009, we were pursuing a business plan related to the Plastinum Process described below. We own and develop a patented proprietary plastic blending technology, whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds.

Through March 31, 2009 we were considered to be in the development stage as defined by SFAS No. 7, “ Accounting and Reporting by Development Stage Enterprises”. We began production and sales of products during the second quarter of 2009 and exited the development stage.

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

During October 2006 we opened a pilot plant in the EMMTEC Industry & Business Park, Emmen, The Netherlands. This plant is our showcase for the recycling of different streams of total post consumer mixed plastic scrap, such as household waste and WEEE (Waste Electrical & Electronics Equipment). We have changed this pilot plant in Emmen into our first commercial plant through an increase in the workforce and commencement of production for customer orders. Recent demand for our "Infymer" products from especially household waste has risen and currently exceeds factory capacity. Production of our recycled plastic compounds has begun in order to deliver products in the Netherlands as well as to meet the anticipated demand for our products in other countries.

The strategies for commercial implementation of the Plastinum technology range from stand-alone plants, such as the plant in Emmen, to units integrated within an existing plastic or waste processing facility. Plastinum anticipates to arrange this through joint venture contracts with large parties in the waste material or the plastic processing industry, or through stand alone plants with strategic contracts. In a later stage we anticipate that independent parties will approach us for licensing contracts, or machine leasing arrangements in order to enable them to make use of the Plastinum technology.

We have signed a sales contract and the first orders have been delivered and invoiced to clients from The Netherlands. Test materials have been shipped to the parties in both the United States and Europe to enable various potential customers to continue testing our materials.

We are currently discussing various possibilities for the acquisition of source materials with interested parties in the EU as well as in the U.S. and Asia. The potential acquisition strategies would involve either profit sharing (joint-venture) collaboration or the straight purchase of source materials.

In the EU, it is anticipated that source materials will be purchased from various parties.  We have reached an exclusive agreement with one Dutch company regarding household waste from The Netherlands and we are currently discussing supply options with various other waste processing companies.  These companies have preliminarily indicated that they are interested in delivering Plastinum the supply of scrap plastics.

Plan of Operation

Our plan of operation for the twelve month period following June 30, 2009 is to:

☐
Finish transistion of our previous pilot plant into Plastinum’s first commercial plant. This is planned for the second half of 2009 and includes enlarging our plant for the recycling of mixed plastic scrap from household waste to a processing capacity of 10,000 MT annually.

☐	Set up a second plant in the EU for the recycling of mixed plastic scrap from household waste to a processing capacity of 40,000 MT, planned for 2010.
☐	Open a commercial recycling plant in the United States, planned for 2010 through a Joint-Venture or Licensing operation.
☐	Proceed with research and development for virgin market applications and the development of new virgin compounds.

We currently have budgeted approximately $7,500,000 in cash expenditures for the twelve month period following June 30, 2009, including (1) approximately $3,000,000 to cover our projected general and administrative expense during this period; (2) approximately $500,000 for research and development activities; (3) approximately $3,500,000  for the necessary capital expenditure to transform our Netherlands plant into a production facility; and (4) approximately $1,000,000 for Working Capital needs at our Netherlands plant.

The actual start of the set up of a second plant in the EU and/or in the U.S. will require us to start ordering with suppliers and making down payments to those suppliers. These amounts are not included in above cash budget as both amounts and timing are uncertain and conditional of reaching agreement with potential joint-venture partners.

From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009, we sold and issued convertible promissory notes in the aggregate principal amount of $4,050,000. We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of two major recycling plants, of which one will be in the Netherlands and one will be in the U.S. We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products. Should we not be able to obtain suitable financing for our business plan, we may have to substantially curtail our proposed expansion.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Sales and cost of sales

We began commercial production and sales of our products during the second quarter of 2009. Sales for the quarter totaled $60,830. Cost of sales includes raw materials, additives and energy cost. During the quarter we generated a gross loss on sales of $75,056. This gross loss from current sales resulted from the transition from a pilot and testing facility to actual production plant. This is mainly due to lack of scale and start up problems with raw material delivery and pre-treatment. This also induced us to use alternative but more expensive raw materials.

Expenses and operating losses

Operating losses increased from $1,405,675 in 2008 to $1,805,441 in 2009. The increase of $399,766 was the result of the gross loss on sales of $75,056 as described above, an increase of $226,344 in general and administrative expenses, from $1,048,224 in 2008 to $1,274,568 in 2009 and an increase in research and development expenses of $98,366, from $357,451 in 2008 to $455,817 in 2009. The primary components of our general and administrative expenses for each of the periods are compensation expense, consulting and professional fees, rent and travel expenses. The increase in general and administrative expenses from 2008 to 2009 results primarily from increases in professional fees, consulting fees and marketing and investor relations of approximately $179,000. The increase in research and development expenses results primarily from an increase in depreciation expense. Our general and administrative and research and development expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During 2009 we received $4,050,000 from the sale of convertible promissory notes. During February 2009 we received $1,929,600 from the sale of a non controlling interest in a Dutch subsidiary. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Sales and cost of sales

We began commercial production and sales of our products during the second quarter of 2009. Sales for the quarter totaled $60,830. Cost of sales includes raw materials, additives and energy cost. During the quarter we generated a gross loss on sales of $75,056. This gross loss from current sales resulted from the transition from a pilot and testing facility to actual production plant. This is mainly due to lack of scale and start up problems with raw material delivery and pre-treatment. This also induced us to use alternative but more expensive raw materials.

Expenses and operating losses

Operating losses increased from $2,764,994 in 2008 to $3,582,043 in 2009. The increase of $817,049 was the result of the gross loss on sales of $75,056 as described above and an increase of $774,051 in general and administrative expenses, from $1,800,605 in 2008 to $2,574,656 in 2009, offset by a decrease in research and development expenses of $32,058, from $964,389 in 2008 to $932,331 in 2009. The primary components of our general and administrative expenses for each of the years are compensation expense, consulting and professional fees, rent and travel expenses. The increase in general and administrative expenses from 2008 to 2009 results primarily from increases in compensation expense of approximately $331,000 and in professional fees, consulting fees and marketing and investor relations of approximately $286,000. The decrease in research and development expenses results primarily from a decrease in supplies and other items consumed in the development process of $221,000 offset by increases in compensation of $57,000 and depreciation of $132,000. Our general and administrative and research and development expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During 2009 we received $4,050,000 from the sale of convertible promissory notes. During February 2009 we received $1,929,600 from the sale of a non controlling interest in a Dutch subsidiary. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Liquidity and Capital Resources

As of June 30, 2009 we had working capital of $947,671. For the six months ended June 30, 2009, net cash used by operating activities was $2,728,804, resulting primarily from a loss of $3,563,915 partially offset by a non-cash charge of $650,819 for stock based compensation.

During 2009 we expended $990,162 for the acquisition of equipment, with $121,190 expended during the 2008 period.

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

The investment by NOM is recorded as a non controlling interest in the financial statements.

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

On April 30, 2009, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $50,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 27, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.22 per share or a total of 227,273 shares, subject to adjustment as contained in the Note.

On June 15, 2009, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $3,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on June 15, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.28 per share or a total of 10,714,286 shares, subject to adjustment as contained in the Note.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our redeemable preferred stock will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $1,987,557, an increase in the unamortized discount related to our redeemable preferred stock of $1,610,189, a decrease in additional paid-in capital of $665,368 related to the amortization of discount from date of issue to January 1, 2009, and a $288,000 decrease in the deficit accumulated during development stage to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009.

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

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2008 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

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

On June 15, 2009, we entered into a Note Purchase Agreement with Richard von Tscharner (the “Investor”) pursuant to which we sold and issued to him a Convertible Promissory Note in the principal amount of $3,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on June 15, 2012.  The Note is convertible into shares of Common Stock at an initial conversion price of $0.28 per share or a total of 10,714,286 shares, subject to adjustment as contained in the Note.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 30, 2009, we held our Annual Meeting of Stockholders. At the meeting (i) each of Jacques Mot, Marcel Rokegem and Pierre Kladny was elected as a Director of the Company and (ii) the appointment of RBSM LLP as independent auditors of the Company for the fiscal year ending December 31, 2009 was ratified by a majority of the votes cast at the meeting. The following is a summary of the number of votes cast for, against or withheld on each matter voted upon at the meeting as well as the number of abstentions as to each matter:

MATTER	VOTES FOR	VOTES AGAINST/ WITHHELD	VOTES ABSTAINING
To elect the following Directors to hold office until the next Annual Meeting and until their successors are elected and qualified:
Jacques Mot	54,187,647	3,650,158	-
Marcel Rokegem	54,189,147	3,648,658	-
Pierre Kladny	45,860,620	11,977,185	-

To ratify the appointment of RBSM LLP as independent auditors of the Company for the fiscal year ending December 31, 2009	54,189,147	3,648,658	0

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

10.1
Note Purchase Agreement and Convertible Promissory Note between the Company and Richard von Tscharner, dated June 15, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 17, 2009.

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

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: August 14, 2009	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Interim Chief Financial Officer