Form 10-Q
period 2009-09-30
Plastinum Polymer Technologies Corp.
filed 2009-11-16
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of November 3, 2009 was 99,989,113.

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended September 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash	$2,391,815	$134,554
Accounts receivable	25,977	32,125
Inventory	90,477	-
Prepaid expense	105,798	23,407
Value added tax refunds receivable	127,521	63,213

Total current assets	2,741,588	253,299

Equipment, net	3,104,167	352,391

Security deposit	42,244	16,031

Total assets	$5,887,999	$621,721

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable	$2,301,754	$485,366
Accrued salary	519,920	381,936
Accrued interest	290,863	99,288
Convertible notes payable, net of discount of $20,089	479,911	-
Due to stockholder	26,723	25,890

Total current liabilities	3,619,171	992,480

Unearned subsidies received	542,981	524,572
Bank guarantee payable	16,031	16,031
Convertible notes payable, net of discount of $848,298 and $44,796	5,201,702	455,204
Derivative liability	2,309,438	-

Total liabilities	11,689,323	1,988,287

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized, 61,650 shares issued and outstanding, net (Face value $6,165,000)	4,872,296	5,636,661

Deficiency in stockholders' equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized, 99,443,160 and 97,078,350 shares issued and outstanding, respectively	994,432	970,784
Additional paid-in capital	10,198,394	9,965,027
Other comprehensive income	(18,519)	(126,046)
Accumulated deficit	(22,774,467)	(17,812,992)
Total Plastinum Polymer Technologies Corp. stockholders' deficit	(11,600,160)	(7,003,227)
Noncontrolling interest	926,540	-

Total deficiency in stockholders' equity	(10,673,620)	(7,003,227)

Total liabilities and deficiency in stockholders' equity	$5,887,999	$621,721

See accompanying notes to these  unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

Sales	$210,145	$-	$270,975	$-

Cost of sales	900,313	-	1,036,199	-

Gross loss	(690,168)	-	(765,224)	-

Operating expenses:
General and administrative expenses	1,242,130	1,060,051	3,816,786	2,860,656
Research and development	211,879	322,371	1,144,210	1,286,760

Total operating expenses	1,454,009	1,382,422	4,960,996	4,147,416

Loss from operations	(2,144,177)	(1,382,422)	(5,726,220)	(4,147,416)

Interest expense, net	(198,968)	(15,457)	(333,384)	(49,627)
Change in fair value of derivative liability	108,536	-	(321,881)	-

Loss before provision for income taxes	(2,234,609)	(1,397,879)	(6,381,485)	(4,197,043)

Provision for income taxes	-	-	-	-

Net loss	(2,234,609)	(1,397,879)	(6,381,485)	(4,197,043)

Net loss attributable to the noncontrolling interest	549,049	-	1,132,010	-

Net loss attributable to Plastinum Polymer Technologies Corp. before accretion of preferred dividends and discount	(1,685,560)	(1,397,879)	(5,249,475)	(4,197,043)

Accretion of preferred dividends and discount	(448,692)	(200,403)	(1,331,445)	(425,123)
Accretion of subsidiary preferred stock dividends	(53,594)	-	(128,950)	-

Net loss attributable to Plastinum Polymer Technologies Corp. common shareholders	$(2,187,846)	$(1,598,282)	$(6,709,870)	$(4,622,166)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.05)

Weighted average shares outstanding	99,106,623	97,014,088	98,525,303	96,999,776

Comprehensive loss:
Net loss	$(1,685,560)	$(1,397,879)	$(5,249,475)	$(4,197,043)
Foreign currency translation gain (loss)	53,927	11,903	107,527	(2,283)

Comprehensive loss	$(1,631,633)	$(1,385,976)	$(5,141,948)	$(4,199,326)

See accompanying notes to these  unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

	Plastinum Polymer Technologies Corp. Stockholders
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency

Balance, December 31, 2008	97,078,350	970,784	9,965,027	(17,812,992)	(126,046)	-	(7,003,227)

Cumulative effect of change in accounting principle	-	-	(665,369)	288,000	-	-	(377,369)

Sale of subsidiary shares to noncontrolling interest	-	-	-	-	-	1,929,600	1,929,600

Shares issued as payment of accrued dividends	2,229,558	22,295	463,326	-	-	-	485,621

Shares issued for services	135,252	1,353	14,817	-	-	-	16,170

Beneficial conversion feature of convertible notes	-	-	964,827	-	-	-	964,827

Stock based compensation	-	-	916,161	-	-	-	916,161

Accretion of preferred discount	-	-	(962,559)	-	-	-	(962,559)

Accretion of preferred dividends	-	-	(368,886)	-	-	-	(368,886)

Currency translation adjustment	-	-	-	-	107,527	-	107,527

Accretion of subsidiary preferred stock dividend	-	-	(128,950)	-	-	128,950	-

Net loss	-	-	-	(5,249,475)	-	(1,132,010)	(6,381,485)

Balance, September 30, 2009 (Unaudited)	99,443,160	$994,432	$10,198,394	$(22,774,467)	$(18,519)	$926,540	$(10,673,620)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(5,249,475)	$(4,197,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	932,331	546,529
Amortization of debt discount	141,236	24,798
Loss allocable to noncontrolling interest	(1,132,010)	-
Change in fair value of derivative liability	321,881	-
Depreciation and amortization	75,640	31,919
Decrease in accounts receivable	6,816	-
Increase in value added tax refund receivable	(58,163)	(4,320)
Increase in prepaid expense	(94,352)	(1,725)
Increase in inventory	(84,753)	-
Increase in deposits	(24,554)	-
Increase in advance receivable	-	(77,480)
Increase in accounts payable and accrued expenses	2,014,310	643,621

Cash used in operating activities	(3,151,093)	(3,033,701)

Cash flows from investing activities
Purchase of equipment	(2,631,271)	(308,726)
Cash used in investing activities	(2,631,271)	(308,726)

Cash flows from financing activities
Proceeds from sale of redeemable preferred stock	-	4,060,000
Cost of sale of redeemable preferred stock	-	(191,359)
Payment of dividends on redeemable preferred stock	-	(142,228)
Proceeds from sale of subsidiary preferred stock	1,929,600
Proceeds from sale of convertible notes	6,050,000	-
Advances (repayments) from stockholder	833	(473,810)

Cash provided by financing activities	7,980,433	3,252,603

Effect of exchange rate changes on cash	59,192	(2,283)

Net increase (decrease) in cash	2,257,261	(92,107)
Cash, beginning of period	134,554	925,000
Cash, end of period	$2,391,815	$832,893

Supplemental disclosure of non-cash financing activities:

Preferred dividends paid with common stock	$485,621	$-
Accrued liabilities settled in common stock	-	5,390
Value attributed to warrants issued with redeemable preferred stock	-	263,452
Beneficial conversion feature of redeemable preferred stock	-	2,281
Beneficial conversion feature of convertible notes	964,827	-
Accretion of discount on redeemable preferred stock	962,559	211,466
Accretion of dividend on redeemable preferred stock	368,886	213,657
Prepaid expense applied to acquisition of fixed assets	17,260	-
Security deposit guarantee provided by bank	-	16,031

See accompanying notes to these  unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business

Plastinum Polymer Technologies Corp. (“we”, “us”, “our company “, “our”,   “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We own and develop a patented and proprietary plastic blending technology whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The technology is being marketed worldwide. During the fourth quarter of 2008, we received a test order for our InfinymerTM product, which we shipped to a customer in Asia. We signed our first contract for commercial delivery of products and began production and sales of products to a customer in the Netherlands during the second quarter of 2009 and exited the development stage. We were a development stage entity during the year ended December 31, 2008.

Through September 30, 2009, we have generated a relatively small amount of sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $5,249,475 and $4,197,043 for the nine month periods ended September 30, 2009 and 2008, respectively, and have generated minimal revenue through September 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is being marketed worldwide.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 we received $6,050,000 from the sale of convertible promissory notes and in February 2009 we received $1,929,600 from the sale of preferred shares in a Dutch subsidiary. During 2009 we signed our first contract for commercial delivery of products and began production and sales of products to a customer in the Netherlands. We will need to generate additional funds, through increased revenue, additional debt or equity financing, or a combination of revenue, equity or debt, in order to execute our business plan, namely, expansion through the set-up of two additional recycling plants, of which one will be in the E.U. and one will be in the U.S., as well as further expanding our current plant in Emmen, The Netherlands for the recycling of mixed plastic household waste to a capacity of 10,000 MT annually.  We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure additional ongoing revenue relationships for our products. See Note J – Subsequent Events.

Should we be unable to develop additional revenues or obtain additional necessary financing, we may have to curtail our operations, which may have a material adverse effect on our financial position and results of operations and our ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

Product Development Costs

Product development costs include expenses incurred by the Company for research, design and development of our proprietary technology and are charged to operations as incurred.

Plastinum incurred research and development expenses of $211,879 and $322,371 for the three month periods ended September 30, 2009 and 2008, respectively, and $1,144,210 and $1,286,760 for the nine month periods ended September 30, 2009 and 2008, respectively.

Major Customers

One customer accounted for 100% and 93% of our revenues for the three and nine months ended September 30, 2009, respectively, and that customer accounted for all of our accounts receivable at September 30, 2009.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, we incurred net losses of $5,249,475 and $4,197,043 for the nine month periods ended September 30, 2009 and 2008, respectively, and have generated minimal revenue through September 30, 2009. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

Loss Per Share

We utilize ASC Topic 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 68,534,424 common share equivalents at September 30, 2009 and 60,497,123 at September 30, 2008. For the three and nine months ended September 30, 2009 and 2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Fair value of financial instruments

In April 2009, we adopted accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

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

Fair value measurements

Effective November 1, 2008, we adopted new accounting guidance pursuant to ASC 820 which established a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by previous guidance. Effective January 1, 2009, the Company adopted the provisions accounting guidance that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. Effective April 1, 2009, the Company adopted new accounting guidance which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. The adoptions of the provisions of ASC 820 did not have a material impact on our financial position or results of operations.

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

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

The table below summarizes the fair values of our financial liabilities as of September 30, 2009:

	Fair Value at	Fair Value Measurement Using
	September 30, 2009	Level 1		Level 2	Level 3

Convertible debt	$6,550,000		—	—	$6,550,000
Embedded derivatives	2,309,438				2,309,438

	$2,309,438	$		$—	$2,309,438

The following is a description of the valuation methodologies used for these items:

Embedded derivatives — these instruments consist of the embedded conversion feature of our preferred stock. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Change in Accounting Principle

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our redeemable preferred stock will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $1,987,557, an increase in the unamortized discount related to our redeemable preferred stock of $1,610,189, a decrease in additional paid-in capital of $665,368 related to the amortization of discount from date of issue to January 1, 2009, and a $288,000 decrease in the deficit accumulated during development stage to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted new accounting guidance which requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  The adoption of this guidance did not affect the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether impairments in debt securities are other than temporary, and which modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued new accounting which provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE B - CAPITAL STOCK AND STOCKHOLDER’S EQUITY

We are authorized to issue 250,000,000 shares of common stock with a par value of $.01 per share and 10,000,000 shares of preferred stock with a par value of $.01 per share.

During the nine months ended September 30, 2009 we issued 2,229,558 shares of common stock as payment of $485,621 of accrued preferred dividends.

During the nine months ended September 30, 2009 we issued 135,252 shares of common stock, valued at $16,170 as payment for services.

NOTE C - REDEEMABLE PREFERRED STOCK AND WARRANT UNIT OFFERING

We have designated 120,000 shares of preferred stock as Series B Convertible Preferred Stock, which may be issued in one or more sub-series, and have authorized the issuance of 80,000 shares of a sub-series designated as Series B-1 Convertible Preferred Stock. The Series B-1 Preferred Stock is convertible into shares of our Common Stock at an initial conversion price of $0.38 per share, subject to adjustment for customary anti-dilution provisions. The conversion price was adjusted to $0.35 per share during the nine months ended September 30, 2009 as a result of the sale of the convertible notes described in Note G. Plastinum may, on or after November 1, 2010 and upon at least 30 days notice, redeem the Series B-1 Preferred Stock in full at the purchase price plus any accrued but unpaid dividends, subject to the holder’s conversion rights. Conversely, in the event of a change of control (as defined in the purchase agreement with respect to the Series B-1 Preferred Stock), or at the holder’s option at any time on or after November 1, 2010 and upon 45 days notice from a holder to Plastinum, we are required to redeem the Series B-1 Preferred Stock for the purchase price plus any accrued but unpaid dividends. The Series B-1 Preferred Stock accrues dividends at an annual rate of the Wall Street Journal Prime Rate then in effect, but not less than 8% or greater than 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

The charge to additional paid-in capital for amortization of discount and costs for the three months ended September 30, 2009 and 2008 was $324,379 and $92,414, respectively. The charge to additional paid-in capital for amortization of discount and costs for the nine months ended September 30, 2009 and 2008 was $962,559 and $211,466, respectively. The amortization has been charged to additional paid-in capital since there is a deficit in retained earnings.

For the three months ended September 30, 2009 and 2008, we have accrued dividends in the amount of $124,313 and $107,989, respectively. For the nine months ended September 30, 2009 and 2008, we have accrued dividends in the amount of $368,886 and $213,657, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During 2009, we issued 2,229,558 shares of common stock as payment of $485,621 of accrued preferred dividends.   Accrued and unpaid dividends included in the carrying value of the preferred stock at September 30, 2009 total $103,539.

NOTE D - RELATED PARTY TRANSACTIONS

As of September 30, 2009 and December 31, 2008, advances payable to Jacques Mot, our chief executive officer and president, aggregated $26,723 and 25,890, respectively. These advances are for working capital purposes. The advances are non interest bearing.

Mr. Mot has also purchased $200,000 of our convertible notes, which are convertible into 400,000 shares of our common stock and also received warrants to purchase 400,000 shares of our common stock with an exercise price of $0.50 per share.

NOTE E - INVENTORY

Inventory at September 30, 2009 consists of the following:

2009
Raw materials	$61,677
Finished goods	28,800
$90,477

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and December 31, 2008 is summarized as follows:

	2009	2008
Furniture, Fixtures, Website and Improvements	$146,859	$81,353
Computers	15,974	15,974
Equipment	3,082,649	317,442
	3,245,482	414,769
Accumulated depreciation	141,315	62,378
	$3,104,167	$352,391

Depreciation expense recorded in the statement of operations for the three months ended September 30, 2009 and 2008 is $(87,750) and $18,382, respectively. For the three months ended September 30, 2009 and 2008 $(80,351) and $13,561, respectively, of depreciation expense is included in research and development expense.

Depreciation expense recorded in the statement of operations for the nine months ended September 30, 2009 and 2008 is $75,641 and $31,919, respectively. For the nine months ended September 30, 2009 and 2009 $61,514 and $24,080, respectively, of depreciation expense is included in research and development expense.

During the third quarter of 2009 we revised our estimate of the useful lives of our property and equipment. The adjustments related to these revisions are included in the three and nine month periods ended September 30, 2009.

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

On April 30, 2009 we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $50,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 12, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.22 per share or a total of 227,273 shares, subject to adjustment as contained in the Note. Since the conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $11,364 as a discount. This discount will be amortized over the life of the note.

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

On September 25, 2009, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $2,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on June 15, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.24 per share or a total of 8,333,333 shares, subject to adjustment as contained in the Note. Since the conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $83,333 as a discount. This discount will be amortized over the life of the note.

NOTE H – DERIVATIVE LIABILITY

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our redeemable preferred stock will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $1,987,557. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 131%; (4) an expected life of the warrants of 1.5 years and (5) estimated fair value of Plastinum common stock of $0.25 per share.

At September 30, 2009 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at September 30, 2009 is $2,309,438. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 148%; (4) an expected life of the conversion feature of 1.25 years and (5) estimated fair value of Plastinum common stock of $0.25 per share.

We have recorded a credit of $108,536 during the three months ended September 30, 2009 and a charge of $321,881 during the nine months ended September 30, 2009 related to the change in fair value during those periods.

NOTE I – NONCONTROLLING INTEREST

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

The Participation Agreement also provides for, among other things, (i) anti-dilution protection for NOM in the event shares in the BV are sold at a lower valuation than that at which NOM made its investment, (ii) restrictions on transfer of shares in the BV, (iii) provisions regarding the operation of the board of directors of the BV, (iv) restrictions on dividend payments by the BV until the dividends payable on the preferential shares received by NOM are paid and (v) certain non-competition provisions governing the BV and Mr. Mot.  Further, in the event of a conversion by NOM of its preferential shares in the BV, the following dividend policy will be in effect at the BV: (i) when the solvency of the BV is below 30%, no dividends will be paid; (ii) when the solvency of the BV is between 30% and 50%, 50% of the BV’s net income will be paid out as dividends; and (iii) when the solvency of the BV is over 50%, 100% of the BV’s net income will be paid out as dividends.

The investment by NOM is recorded as a noncontrolling interest in the financial statements.

For the three and nine months ended September 30, 2009, we have recorded $53,594and $128,950, respectively, of dividends related to the preferred stock. The dividends have not been paid. These dividends have been credited to the noncontrolling interest with a corresponding charge to additional paid-in capital since there is a deficit in retained earnings.

NOTE J – SUBSEQUENT EVENTS

On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). Interest is payable quarterly based on a variable rate (currently 4.7%). Repayment of principal will begin on January 1, 2011. Both NOM, our joint venture partner in Plastinum Polymer Technologies Corp. BV, and PPT Holding B.V., a wholly-owned subsidiary of the Company, gave ABN-AMRO Bank irrevocable guarantees of EUR 250,000 regarding payment of principal and interest. The guarantee provided by PPT Holding B.V. is via a bank guarantee from Societé General S.A., which in turn is secured by a hold placed on EUR 250,000 deposited by the Company with Societé General S.A.  The assets and receivables of Plastinum Polymer Technologies BV are pledged to ABN-AMRO Bank as collateral for the facility.

During October, 2009 we issued 545,953 shares of common stock as payment of $124,313 of accrued preferred dividends.

We have evaluated subsequent events through the date of filing, November 16, 2009.

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

Overview

At September 30, 2009, we were pursuing a business plan related to the Plastinum Process described below. We own and develop a patented proprietary plastic blending technology, whereby various kinds of immiscible plastics previously considered non-compatible can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds.

Through March 31, 2009 we were considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. We began production and sales of products during the second quarter of 2009 and exited the development stage.

The Plastinum Process

We own and develop a patented and proprietary plastic blending technology, whereby various kinds of immiscible plastics previously considered non-compatible can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds.

Plastinum’s mission is to commercialize the technology through application in the virgin plastic markets (polymer alloys) and the plastic recycling sector (compounds made from post-consumer mixed plastic scrap).

Plastinum believes its patented proprietary process, the Plastinum technology, is capable of producing homogeneous, commercially usable polymer products from mixed virgin plastic and/or mixed scrap plastic..

During October 2006 we opened a pilot plant in the EMMTEC Industry & Business Park, Emmen, The Netherlands with a processing capacity of 1,500 metric tons annually. This plant is our showcase for the recycling of different streams of total post consumer mixed plastic scrap, such as household waste and WEEE (Waste Electrical & Electronics Equipment). We have changed this pilot plant in Emmen into our first commercial plant through an increase in the workforce and commencement of production for customer orders.  We have also recently focused our efforts on the recycling of post consumer mixed plastic scrap and less so on WEEE.  Production and delivery in the Netherlands of our INFINYMERTM recycled plastic compounds began during the second quarter of 2009.  Recent demand for INFINYMERTM has risen and as of September 30, 2009 exceeded the capacity of our Emmen plant.  We have begun expanding the capacity of the Emmen plant so that it can process 10,000 metric tons annually by the end of 2009.

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

We have signed a sales contract and the first orders have been delivered and invoiced to clients from The Netherlands. Test materials have been shipped to the parties in both the United States and Europe, as well as in Asia, to enable various potential customers to continue testing our materials.

We are currently discussing various possibilities for the acquisition of source materials with interested parties in the EU as well as in the U.S. and Asia. The potential acquisition strategies would involve either profit sharing (joint-venture) collaboration or the straight purchase of source materials.

In the EU, it is anticipated that source materials will be obtained from various parties.  We have reached an exclusive agreement with one Dutch company regarding household waste from The Netherlands and we are currently discussing supply options with various other waste processing companies.  These companies have preliminarily indicated that they are interested in delivering Plastinum the supply of scrap plastics.

Plan of Operation

Our plan of operation for the twelve month period following September 30, 2009 is to:

☐
Finish transition of our current pilot plant into Plastinum’s first commercial plant. This includes enlarging our plant for the recycling of mixed plastic scrap from household waste to a processing capacity of 10,000 MT annually. As of the date of filing of this report we are in the process of testing the new machinery.

☐	Set up additional plants in the EU for the recycling of mixed plastic scrap from household waste to a processing capacity of 40,000 MT, planned for 2010.
☐	Open a commercial recycling plant in the United States, planned for 2010 through a Joint-Venture or Licensing operation.
☐	Proceed with research and development for virgin market applications and the development of new virgin compounds.

We currently have budgeted approximately $8,500,000 in cash expenditures for the twelve month period following September 30, 2009, including (1) approximately $3,000,000 to cover our projected general and administrative expense during this period; (2) approximately $500,000 for research and development activities; (3) approximately $3,500,000  for the necessary capital expenditure to further expand our Netherlands plant; and (4) approximately $1,500,000 for Working Capital needs at our Netherlands plant.

The actual start of the set up of a second plant in the EU and/or in the U.S. will require us to start ordering with suppliers and making down payments to those suppliers. These amounts are not included in above cash budget as both amounts and timing are uncertain and conditional of reaching agreement with potential joint-venture partners.

From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009, we sold and issued convertible promissory notes in the aggregate principal amount of $6,050,000. We also generated sales revenues of $270,975 during the nine months ended September 30, 2009.

On February 16, 2009, pursuant to a Participation and Shareholders’ Agreement (the “Participation Agreement”) among (i) Plastinum Polymer Technologies Corp. B.V., our indirect previously wholly-owned Dutch subsidiary (the “BV”), (ii) PPT Holding B.V., our direct, wholly-owned Dutch subsidiary and the owner of our interest in the BV, (iii) Jacques Mot, our Chief Executive Officer and (iv) N.V. NOM,  Investerings- en ontwikkelingsmaatschappij voor Noord-Nederland, a Dutch public limited company (“NOM”) with the State of the Netherlands (Ministry of Economic Affairs) and the provinces of Groningen, Friesland and Drenthe as its shareholders, NOM invested € 1,500,000 in the BV and in return received preferential shares in the BV giving NOM a 49% share in the profits of the BV.  Pursuant to the terms of the Participation Agreement, (i) the preferential shares received by NOM are entitled to cumulative annual 10% dividends, (ii) the preferential shares received by NOM may be repurchased from NOM by the BV at any time for 150% of the purchase price originally paid for the preferential shares by NOM and (iii) if not repurchased by the BV by January 1, 2013, the preferential shares received by NOM may be converted by NOM into 49% of the ordinary shares of the BV.    The Participation Agreement also provides for, among other things, (i) anti-dilution protection for NOM in the event shares in the BV are sold at a lower valuation than that at which NOM made its investment, (ii) restrictions on transfer of shares in the BV, (iii) provisions regarding the operation of the board of directors of the BV, (iv) restrictions on dividend payments by the BV until the dividends payable on the preferential shares received by NOM are paid and (v) certain non-competition provisions governing the BV and Jacques Mot.  Further, in the event of a conversion by NOM of its preferential shares in the BV, the following dividend policy will be in effect at the BV: (i) when the solvency of the BV is below 30%, no dividends will be paid; (ii) when the solvency of the BV is between 30% and 50%, 50% of the BV’s net income will be paid out as dividends; and (iii) when the solvency of the BV is over 50%, 100% of the BV’s net income will be paid out as dividends.

On October 30, 2009, after the close of the period of this quarterly report, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). Interest is payable quarterly based on a variable rate (currently 4.7%). Repayment of principal will begin on January 1, 2011. Both NOM, our joint venture partner in Plastinum Polymer Technologies Corp. BV, and PPT Holding B.V., a wholly-owned subsidiary of the Company, gave ABN-AMRO Bank irrevocable guarantees of EUR 250,000 regarding payment of principal and interest.  The guarantee provided by PPT Holding B.V. is via a bank guarantee from Societé General S.A., which in turn is secured by a hold placed on EUR 250,000 deposited by the Company with Societé General S.A.  The assets and receivables of Plastinum Polymer Technologies BV are pledged to ABN-AMRO Bank as collateral for the facility.

We will need to generate additional funds in order to execute our business plan, namely, expansion through the set-up of additional recycling plants and expansion of our existing recycling plant. We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure additional ongoing revenue relationships for our products. Should we not be able to obtain suitable financing for our business plan, we may have to substantially curtail our proposed expansion.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Sales and cost of sales

We began commercial production and sales of our products during the second quarter of 2009. Sales for the third quarter of 2009 totaled $210,145. Cost of sales includes labor, raw materials, additives and energy cost. During the quarter we generated a gross loss on sales of $690,168. This gross loss from current sales resulted from the transition from a pilot and testing facility to actual production plant. This is mainly due to lack of scale and start up problems with raw material delivery and pre-treatment. This also induced us to use alternative but more expensive raw materials.

Expenses and operating losses

Operating losses increased from $1,382,422 in 2008 to $2,144,177 in 2009. The increase of $761,755 was the result of the gross loss on sales of $690,168 as described above, an increase of $182,079 in general and administrative expenses, from $1,060,051 in 2008 to $1,242,130 in 2009 partially offset by a decrease in research and development expenses of $110,492, from $322,371 in 2008 to $211,879 in 2009. The primary components of our general and administrative expenses for each of the periods are compensation expense, consulting and professional fees, rent and travel expenses. The increase in general and administrative expenses from 2008 to 2009 results primarily from increases in professional fees, consulting fees and marketing and investor relations of approximately $236,000, with decreases in various other categories. The decrease in research and development expenses results primarily from a decrease in depreciation expense. Our general and administrative and research and development expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During 2009 we received $6,050,000 from the sale of convertible promissory notes. During February 2009 we received $1,929,600 from the sale of a non controlling interest in a Dutch subsidiary. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Nine months ended September 30, 2009 Compared to the Nine months ended September 30, 2008

Sales and cost of sales

We began commercial production and sales of our products during the second quarter of 2009. Sales for the nine months ended September 30, 2009 totaled $270,975. Cost of sales includes labor, raw materials, additives and energy cost. During 2009 we generated a gross loss on sales of $765,224. This gross loss from current sales resulted from the transition from a pilot and testing facility to actual production plant. This is mainly due to lack of scale and start up problems with raw material delivery and pre-treatment. This also induced us to use alternative but more expensive raw materials.

Expenses and operating losses

Operating losses increased from $4,147,416 in 2008 to $5,726,220 in 2009. The increase of $1,578,804 was the result of the gross loss on sales of $765,224 as described above, an increase of $956,130 in general and administrative expenses, from $2,860,656 in 2008 to $3,816,786 in 2009, offset by a decrease in research and development expenses of $142,550, from $1,286,760 in 2008 to $1,144,210 in 2009. The primary components of our general and administrative expenses for each of the years are compensation expense, consulting and professional fees, rent and travel expenses. The increase in general and administrative expenses from 2008 to 2009 results primarily from increases in compensation expense of approximately $175,000 and in professional fees, consulting fees and marketing and investor relations of approximately $524,000. The decrease in research and development expenses results primarily from a decrease in supplies and other items consumed in the development process of approximately $270,000 offset by increases in compensation of approximately $91,000 and depreciation of approximately $37,000. Our general and administrative and research and development expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During 2009 we received $6,050,000 from the sale of convertible promissory notes. During February 2009 we received $1,929,600 from the sale of a non controlling interest in a Dutch subsidiary. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Liquidity and Capital Resources

As of September 30, 2009 we had a working capital deficit of $877,583. For the nine months ended September 30, 2009, net cash used by operating activities was $3,151,093, resulting primarily from a loss of $5,249,475 and a loss attributable to the noncontrolling interest of $1,132,010, partially offset by a non-cash charge of $932,931 for stock based compensation and an increase in accounts payable and accrued expenses of $2,014,310.

During 2009 we expended $2,631,271 for the acquisition of equipment, with $308,726 expended during the 2008 period.

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

The Participation Agreement also provides for, among other things, (i) anti-dilution protection for NOM in the event shares in the BV are sold at a lower valuation than that at which NOM made its investment, (ii) restrictions on transfer of shares in the BV, (iii) provisions regarding the operation of the board of directors of the BV, (iv) restrictions on dividend payments by the BV until the dividends payable on the preferential shares received by NOM are paid and (v) certain non-competition provisions governing the BV and Mr. Mot.  Further, in the event of a conversion by NOM of its preferential shares in the BV, the following dividend policy will be in effect at the BV: (i) when the solvency of the BV is below 30%, no dividends will be paid; (ii) when the solvency of the BV is between 30% and 50%, 50% of the BV’s net income will be paid out as dividends; and (iii) when the solvency of the BV is over 50%, 100% of the BV’s net income will be paid out as dividends.

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

On September 25, 2009, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $2,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on June 15, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.24 per share or a total of 8,333,333 shares, subject to adjustment as contained in the Note.

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

On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). Interest is payable quarterly based on a variable rate (currently 4.7%). Repayment of principal will begin on January 1, 2011. Both NOM, our joint venture partner in Plastinum Polymer Technologies Corp. BV, and PPT Holding B.V., a wholly-owned subsidiary of the Company, gave ABN-AMRO Bank irrevocable guarantees of EUR 250,000 regarding payment of principal and interest. The guarantee provided by PPT Holding B.V. is via a bank guarantee from Societé General S.A., which in turn is secured by a hold placed on EUR 250,000 deposited by the Company with Societé General S.A.  The assets and receivables of Plastinum Polymer Technologies BV are pledged to ABN-AMRO Bank as collateral for the facility.

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

Stock Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of ASC 830, "Foreign Currency Matters." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

Derivatives

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our redeemable preferred stock will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $1,987,557, an increase in the unamortized discount related to our redeemable preferred stock of $1,610,189, a decrease in additional paid-in capital of $665,368 related to the amortization of discount from date of issue to January 1, 2009, and a $288,000 decrease in the deficit accumulated during development stage to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009.

Going Concern

We have not generated significant revenue since the date of our inception and, at present, we have insufficient capital on hand to fund our planned operations through 2010. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This item is not applicable.

ITEM 1A.	RISK FACTORS

This item is not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2009 and September 18, 2009, in reliance on Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), we issued an aggregate of 135,252 shares of Common Stock to Robert C. Scherne in partial consideration of services provided by Mr. Scherne as Interim Chief Financial Officer.

On September 25, 2009, we entered into a Note Purchase Agreement with Richard von Tscharner (the “Investor”) pursuant to which we sold and issued to him a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) in reliance on Regulation S under the Securities Act.  The Note accrues interest at a rate of 10% per annum and matures on June 15, 2012.  The Note is convertible into shares of Common Stock at an initial conversion price of $0.24 per share or a total of 8,333,333 shares, subject to adjustment as contained in the Note

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

10.1
Note Purchase Agreement and Convertible Promissory Note between the Company and Richard von Tscharner, dated September 25, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 29, 2009.

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

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: November 16, 2009	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Interim Chief Financial Officer