Form 10-K
period 2009-12-31
Plastinum Polymer Technologies Corp.
filed 2010-04-15
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was approximately $15,859,761, computed by reference to the closing sales price of the registrant’s common stock as reported by the OTC Bulletin Board.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 31, 2010 was 100,562,251.

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

Overview

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

Through March 31, 2009 we were considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.  We began production and sales of products during the second quarter of 2009 and exited the development stage. As of the beginning of 2010, our first commercial plant has an operating capacity of 10,000 metric tons per year.

We own and develop a patented and proprietary plastic blending technology (Blendymer™), whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound (Infinymer™).  Our mission is to commercialize the technology through application in the virgin plastic markets (polymer alloys) and the plastic recycling sector (compounds made from post-consumer mixed plastic scrap).

Our principal executive office is located at 10100 Santa Monica Blvd., Suite 300, Los Angeles, CA 90067. Our telephone number is (310) 651-9972 and our internet address is www.plastinum.com.  Our common stock trades on the OTC Bulletin Board under the symbol “PLNU”.

Our common stock trades on the OTC Bulletin Board under the symbol “PLNU”.  On April 8, 2010, the last sales price of our common stock as reported on the OTC Bulletin Board was $0.19 per share.

Our Business

The Plastinum Process and Compounds

We own and develop a patented and proprietary plastic blending technology (BlendymerTM), whereby various kinds of immiscible plastics previously considered non-compatible can be mechanically mixed into a new polymer compound (InfinymerTM). The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic waste to the creation of new thermo plastic compounds (InfinymersTM). With the BlendymerTM we are able to alter the physical properties of the InfinymerTM to meet customer specifications.

Plastinum’s mission is to commercialize the technology through application in the virgin plastic markets (polymer alloys) and the plastic recycling sector (compounds made from post-consumer mixed plastic waste).

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

Our patented proprietary process, the Plastinum technology, is capable of producing homogeneous, commercially usable polymer products from mixed virgin plastic and/or mixed waste plastic and we believe that we are currently the only company in the world with availability of a technology with which mixed plastics are formed into a single new plastic thermoplastic polymer.

During October 2006, we opened a pilot plant in the EMMTEC Industry & Business Park, Emmen, The Netherlands with a processing capacity of 1,500 metric tons annually. This plant is our showcase for the recycling of different streams of total post consumer mixed plastic waste, such as household waste.  We have changed this pilot plant in Emmen into our first commercial plant through an increase in the workforce and commencement of production to fullfill our customer orders.

With the exception of the Plastinum technology, machines and processes in a Plastinum plant are standard for the plastics industry.

During 2009, we have generated only $555,649 in sales revenues, incurred significant expenses and sustained significant recurring losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

Infinymer™

Our Infinymer™ granulate is produced with the aid of the Blendymer™ technology.  Our intention is for Infinymer™ plastics to become a global brand well-known within the plastics industry.  Infinymer™ boast stable, high-quality physical and mechanical properties.  The properties of the various Infinymer™ (depending from which waste streams they originate, and any additives added) are comparable with those of polymers such as:
•	polypropylene
•	polyethylene
•	LLDPE
•	LDPE
•	MDPE
•	HDPE
•	polystyrene
•	PET
•	PS-ABS
•	ABS-PC
•	and variations of these.

Infinymer™ boasts properties ranging between those of “virgin” plastics material and existing top-of-the-range plastic recyclates.  These comprise recyclates consisting of a single type of plastic such as bottle tops and wheelie bin grindings. The current supply and quality of these recyclates is limited and irregular. The supply can only be increased currently at relatively high cost by utilizing hand-picking or expensive waste separation systems.  3

The material properties of Infinymer™ can be affected to a certain extent by the use of additives. The color of the product can also be changed in the Blendymer™ process to meet customer requirements.  Due to the composition and structure, Infinymer™ is suitable for the production of boxes, crates, storage containers, transport pallets, box pallets (bulk), buckets, grass tiles, road planking, thermoform plates, wheelie bins, waste containers, barrels, furniture, EEE sector components, vacuum cleaner parts, computer components and more.  Infinymer™ can also be used in the following industrial processes: injection molding, blow extrusion, plate extrusion, plastic film extrusion and pipe extrusion.

Infinymer™ has been submitted to SenterNovem in the Netherlands for labeling.  SenterNovem declared that Infinymer™ will no longer be considered waste, but rather a new product.  SenterNovem is an agency of the Dutch Ministry of Economic Affairs that promotes developments and innovations in the area of sustainability, both within the  Netherlands and abroad.  We believe this is a strong message to regarding the purity and quality of our products.

As Infinymer™ is produced from waste streams, the cost price and therefore the selling price is less dependent on fluctuations in the price of oil, which we believe will be advantageous to us and our customers, inparticular to the extent that oil prices rise in the future.  We believe that one of the key benefits of our Infinymer™ products is the price advantage over “virgin” materials.

The Thermoplastics Market

Plastics play an important role in our society.  We can no longer imagine a world without plastics.  Plastic can be found in many different kinds of products and applications, due to the favorable properties of the material. The worldwide production and consumption of plastics grew from less than five million tons in 1950 to 260 million tons in 2007.  Plastics production has increased by more than 500% over the past 30 years. Plastics consumption is presently around 100 kg per capita in North America and Western Europe.

Thermoplastic is a plastic that softens when heated.  The global thermoplastics market is 250 million ton per year, with the market for polyethylene and polypropylene accounting for 100 million tons. Infinymer™ products are thermoplastics. The Infinymer™ products can be used in a wide range of industrial applications, such as injection molding, blow, plate and film extrusion, as well as pipe extrusion.

Plastics offer many benefits.  However, they are not yet environmentally-friendly:
•	Large quantities of raw materials, in particular fossil fuel, are required for producing plastics.
•	8% of oil produced annually throughout the world is consumed by plastics manufacturing.
•	Manufacturing plastics also demands other resources such as land and water, and brings with it waste and emissions.
•
Possible harmful chemicals, such as stabilizers or dyes, are also added.  The risk of many of these substances to the environment has not been tested and the effect these substances have on human health and the environment are unknown.

The waste processing of plastic products also has considerable consequences for the environment. Most plastics are not biodegradable and it takes a very long time – estimated at centuries – before they disappear from landfill.  Moreover, the amount of land required for landfill is increasingly a source of concern. Plastic waste also has a harmful effect on nature.  It is estimated that plastic waste in the oceans is annually responsible for the death of more than one million sea birds and 100,000 sea mammals (estimation from the UN environmental program).

The increasing effects of plastics production and plastic waste on the environment render recovery and recycling of plastics increasingly necessary.

Our BlendymerTM technology and InfinymerTM products address this need.

Market and Business Development

The strategies for commercial implementation of the Plastinum technology range from stand-alone plants, such as the plant in Emmen, to units integrated within an existing plastic or waste processing facility. Plastinum anticipates achieving this through joint venture contracts with large parties in the waste material or the plastic processing industry, or through stand-alone plants with strategic contracts. In a later stage we anticipate that independent parties will approach us for licensing contracts, or machine leasing arrangements in order to enable them to make use of the Plastinum technology.

We have concluded multiple sales contracts and the orders have been, and are being delivered and invoiced to clients from The Netherlands. Test materials have been shipped to the parties in both the United States and Europe, to enable various potential customers to continue testing our materials. Our R&D group are continuing to test alternative waste streams being generated and collected world wide.

Production and delivery in the Netherlands of our InfinymerTM recycled plastic compounds began during the second quarter of 2009.  Demand for InfinymerTM has risen and as of December 31, 2009 exceeded the capacity of our Emmen plant.  We recently successfully increased the production capacity of our plant in Emmen to 10,000 metric tons per year. Due to the increasing demand of our Infinymer, we are furthering the expansion of our plant in Emmen to 30,000 metric tons per year, which we anticipate completing by May 2011.

We are currently discussing various possibilities for the acquisition of source materials with interested parties in the EU as well as in the U.S. and Asia. The potential acquisition strategies would involve either profit sharing (joint-venture) collaboration or the straight purchase of source materials.

In the EU, it is anticipated that source materials will be obtained from various parties. We have reached an agreement with a Dutch company regarding household waste from The Netherlands and we recently signed a second supply agreement with Nedvang.  Nedvang was founded by producers and importers and appointed by the Dutch Government to coordinate and finance the process of collection and processing of waste in the Netherlands.

We believe that our advantage in the recycling sector is our unique capability of taking in the total mixed plastic scrap from complex waste systems, such as the WEEE (waste electrical and electronic equipment) and general household waste, and creating new polymer compounds, which we call "Infymers", to compete with virgin polymers. Currently, virtually none of the plastic scrap from the WEEE is being recycled in a responsible manner (approximately 99% is exported or land-filled) and approximately less than 4% of the plastic scrap from household waste is recycled through inefficient and expensive polymer sorting. Also, there currently does not exist a commercial plastic compound developed from pure mixed post-consumer plastic materials. We intend to develop virgin compounds, which we call "Ultrymers", by fusing previously incompatible polymers, creating new unique properties with completely new applications.

We believe that our blending technology is unique since it can treat various types of plastic scrap, and it does not require separation of the different polymers. More importantly, we believe that the process is environmentally friendly and can be undertaken on economically viable terms. We believe that the cost to manufacturers or other users of our recycled plastic compound will be lower than comparable virgin materials.

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

Our products are sold with very specific specifications which are laid down in consultation with customers and are tested as part of the sales process. As a result, the sales process has a long lead time, from initial contact to the ultimate signing of a contract.  The following are the stages in our sales process and the approximate time for each stage:
1.  First contact
2.  Determine method of preparation:  1 to 2 months
3.  Produce samples:  1 month
4.  Test product properties:  1 month
5.  If necessary, back to stage 2
6.  Draw up and sign contract
7.  Production and delivery:  1 to 2 months
Total lead time from first contact to delivery:  4 to 6 months (or more if stage 5 is necessary)

As Infinymer™ is relatively new in the market, our strategy is to first address potential customers who habitually use recycled material as a supplement in their manufacturing process.  These manufacturers will be more likely to test the use of a new product and undertake limited production runs.  The objective is to build up a track record in this way in order to convince other manufacturers who are accustomed to manufacturing only with virgin pellets.

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

Patents and Trademarks

Our BlendymerTM technology is currently protected by U.S. Patent Number 6,107,400 and European Patent Number 92907183.5-2307.  The patents are owned by Bami Intelligence S.A., our wholly-owned Panamanian subsidiary.  To date, we have not been involved in any patent infringement or trade secret actions..

Research and Development

We incurred research and development expenses of $1,672,786 and $1,666,439 for the fiscal years ended December 31, 2009 and 2008, respectively, on research and development of the Plastinum technology.

We anticipate expending approximately $500,000 towards research and development activities during the next twelve months in connection with the continued development of the Plastinum technology.

Number of Employees

As of April 13, 2010, we had 41 total employees, all of which were full-time employees, including Jacques Mot, our Chief Executive Officer, Nils Berten, our Chief Operating Officer, and, through our Dutch subsidiaries, Rene Schutte, our Chief Technology Officer, and 37 other employees. We also use independent contractors to fulfill various research and development and administrative functions.

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

Dependence On Key Customers; Major Suppliers

One customer accounted for 90% of our revenues for the year ended December 31, 2009 and that customer accounted for all of our accounts receivable at December 31, 2009.

There is no current supplier the loss of which would have a material adverse effect on us.

Recent Developments

Supply Agreement in The Netherlands

On March 30, 2010, we entered into a Supply Agreement with Nedvang.  Pursuant to the Supply Agreement, Nedvang is to supply a mixed plastics packaging waste stream to us at out plant in Emmen, The Netherlands.  We expect that this Supply Agreement will allow us to achive our sales targets for 2010.

Bank Loan Agreement

On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). Interest is payable quarterly based on a variable rate (4.3% at December 31, 2009). Repayment of principal will begin on January 1, 2011. Both NOM, our joint venture partner in Plastinum Polymer Technologies Corp. BV (see “Investment in Dutch Subsidiary” below), and PPT Holding B.V., a wholly-owned subsidiary of the Company, gave ABN-AMRO Bank irrevocable guarantees of EUR 250,000 regarding payment of principal and interest. The guarantee provided by PPT Holding B.V. is via a bank guarantee from Societé General S.A., which in turn is secured by a hold placed on EUR 250,000 deposited by the Company with Societé General S.A.  The assets and receivables of Plastinum Polymer Technologies BV are pledged to ABN-AMRO Bank as collateral for the facility.

Private Placements

On January 27, 2009, we entered into a Note Purchase Agreement pursuant to which we sold and issued a Convertible Promissory Note in the principal amount of $1,000,000.  On April 30, 2009, we sold and issued an additional Convertible Promissory Note in the principal amount of $50,000.  These Convertible Promissory Notes accrue interest at a rate of 10% per annum and mature on January 27, 2012.  These Convertible Promissory Notes are convertible into shares of common stock at an initial conversion price of $0.22 per share or an aggregate of 4,772,728 shares, subject to adjustment as contained in the Notes.

On June 15, 2009, we entered into a Note Purchase Agreement pursuant to which we sold and issued a Convertible Promissory Note in the principal amount of $3,000,000.  The Convertible Promissory Note is convertible into shares of common stock at an initial conversion price of $0.28 per share or a total of 10,714,286 shares, subject to adjustment as contained in the Convertible Promissory Note.

On September 25, 2009, we entered into a Note Purchase Agreement pursuant to which we sold and issued a Convertible Promissory Note in the principal amount of $2,000,000.  The Convertible Promissory Note is convertible into shares of common stock at an initial conversion price of $0.24 per share or a total of 8,333,333 shares, subject to adjustment as contained in the Convertible Promissory Note.

The Convertible Promissory Notes issued on June 15, 2009 and September 25, 2009 accrue interest at a rate of 10% per annum and mature on June 15, 2012.

On January 19, 2010, we entered into a Note Purchase Agreement pursuant to which we sold and issued a Convertible Promissory Note in the principal amount of $2,172,000 which accrues interest at a rate of 10% per annum, matures on January 19, 2013 and is convertible into shares of common stock at an initial conversion price of $0.20 per share.  In connection with the issuance of the Convertible Promissory Note, we issued a Warrant to purchase 3,620,000 shares of common stock at an exercise price of $0.20 per share and expiring on January 19, 2013.

Adjustment of Preferred Stock Conversion Price

As a result of the issuance of the Convertible Promissory Notes described immediately above and pursuant to the terms of the Series B-1 Convertible Preferred Stock, the conversion price of all outstanding shares of Series B-1 Convertible Preferred Stock was reduced to $0.35 as of September 25, 2009 and further reduced to $0.34 as of January 19, 2010.

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

Amendment of Stock Options Issued to Certain Officers of the Company

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

On January 2, 2009, we entered into an Amendment to Stock Option Agreement with each of Mr. Mot and Mr. Berten respect to the granted Options (together, the “Amendments”).  Each of the Amendments (i) acknowledged that one-third of the Options granted were no longer eligible for vesting and expired and (ii) modified the vesting conditions for the remaining Options with regards to the establishment of factories so as to clarify that they may be established anywhere in the world, including through a joint venture or subsidiary.

On December 31, 2009, 2,400,000 of the Options granted to Mr. Mot and 1,000,000 of the Options granted to Mr. Berten vested.

ITEM 1A.  RISK FACTORS

An investment in shares of our common stock is very speculative and involves a very high degree of risk.  An investment in our company is suitable only for the persons who can afford the loss of their entire investment.  Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to our securities . We have sought to identify what we believe to be all material risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

Risks Relating to Our Business

Limited Operating History as Stand-Alone Company

Our operating history as an independent public company began on February 20, 2007 with the completion of the spin off by New Generation Holdings, Inc. (“NGH”) of the approximately 94% of our shares of common stock which it owned.  We have since been putting in place the financial and administrative structure necessary to operate as an independent public company.  Further, we did not generate any operating revenue prior to 2009 and generated minimal operating revenue during 2009.  There can be no assurance that we will generate additional operating revenue in the future or that we will be able to completely put in place the financial and administrative structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of our management's time and other resources.

Our Chief Executive Officer Owns a Significant Amount of Our Common Stock

As of February 2, 2010, Jacques Mot, our President and Chief Executive Officer and Chairman of our Board of Directors held approximately 32.8% of our outstanding shares of common stock, treating all currently outstanding shares of preferred stock on an “as converted to common stock” basis.  Our Chief Executive Officer will continue to have significant control over our operations and affairs.

Employees

As of April 13, 2010, we had 41 employees, including Jacques Mot, our Chief Executive Officer, Nils Berten, our Chief Operating Officer, and, through our Dutch subsidiaries, Rene Schutte, our Chief Technology Officer, and 37 other employees. As we grow, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating additional revenues and obtaining additional financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through private placements of preferred stock. In January 2009, we issued a convertible promissory note for $1,000,000 through a private placement.  In April 2009, we issued a convertible promissory note for $50,000 through a private placement.  In June 2009 and September 2009 we issued additional convertible promissory notes for an aggregate of $5,000,000 through private placements.  In January 2010, we issued an additional convertible promissory note for $2,172,000 through a private placement.  In October 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros).  However, we will need to generate additional funds in order to continue to execute our business plan. We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure ongoing revenue relationships for our products.

Should we be unable to develop additional revenues or obtain necessary financing, we may have to curtail our operations, which may have a material adverse effect on our financial position and results of operations and our ability to continue as a going concern.

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

Disclosure Controls and Procedures and Potential Inability to Make Required Public Filings

We currently have only 41 employees, including 38 through our Dutch subsidiaries. Given our limited personnel and limited resources, we may be unable to maintain effective controls to insure that we are able to make all required public filings in a timely manner. If we do not make all public filings in a timely manner, our shares of common stock may be delisted from the OTC Bulletin Board. We could also be subject to regulatory action and/or lawsuits by stockholders.

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

Risks Relating to Our Common Stock

Resale of Shares Recently Registered Could Adversely Affect the Market Price of Our Common Stock and Our Ability to Raise Additional Equity Capital

During the twelve months ended December 31, 2009, we registered for resale under the Securities Act of 1933, as amended, 9,772,728 shares of our common stock. To the extent that these shares have not yet been resold, their resale in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell our shares at times and prices that you feel are appropriate. Furthermore, we expect that, because a large number of shares were registered, the selling stockholders will continue to offer those for a significant period of time, the precise duration of which we cannot predict. Accordingly, the adverse market and price pressures resulting from such sales may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

ITEM 2.  PROPERTIES.

We lease our plant in The Netherlands pursuant to a lease with an annual rental of approximately $189,000. The lease terminates 12 months after notice of termination is given by us or the landlord.

We lease approximately 1,460 square feet of office space at Rue Ceard 6, Geneva, Switzerland, pursuant to a lease with an annual rental of approximately $63,000. The lease is scheduled to terminate on May 1, 2013.

We lease approximately 2,200 square feet of office space in Naarden, The Netherlands, pursuant to a lease with an annual rental of approximately $77,000. The lease is scheduled to terminate on April 30, 2014.

We pay approximately $300 per month for use of a conference room, on an as needed basis, at 10100 Santa Monica Blvd, Los Angeles, CA.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2009, we were not a party to any pending legal proceeding and our property is not subject to any pending legal proceeding, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “PLNU”. On April 8, 2010, the last sales price of our common stock as reported by the OTC Bulletin Board was $0.19 per share.

The following table sets forth for the periods indicated the high and low sales prices of our common stock for the period from January 1, 2008 through December 31, 2009 as reported by the OTC Bulletin Board.

	High	Low
4th Quarter 2009, ended 12/31/09	$0.28	$0.19
3rd Quarter 2009, ended 9/30/09	$0.30	$0.12
2nd Quarter 2009, ended 6/30/09	$0.34	$0.19
1st Quarter 2009, ended 3/31/09	$0.27	$0.16
4th Quarter 2008, ended 12/31/08	$0.32	$0.10
3rd Quarter 2008, ended 9/30/08	$0.34	$0.08
2nd Quarter 2008, ended 6/30/08	$0.37	$0.20
1st Quarter 2008, ended 3/31/08	$0.37	$0.20

Holders

The number of record holders of our common stock as of December 31, 2009, was approximately 143 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

Dividend Policy

We have not paid any dividends since our inception and we do not anticipate or contemplate paying dividends on our common stock in the foreseeable future.  It is our present intention to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2009

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

Recent Sales of Unregistered Securities

This item is not applicable.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by us or any affiliated purchasers during the fourth quarter of the year ended December 31, 2009.

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

Overview

At March 31, 2010, we were pursuing a business plan related to the Plastinum Process described below. We own and develop a patented proprietary plastic blending technology, whereby various kinds of immiscible plastics previously considered non-compatible can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds (InfinymerTM).

Through March 31, 2009 we were considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. We began production and sales of products during the second quarter of 2009 and exited the development stage. As of the beginning of 2010, we have an operating capacity of 10,000 metric tons per year.

The Plastinum Process

We own and develop a patented and proprietary plastic blending technology (BlendymerTM), whereby various kinds of immiscible plastics previously considered non-compatible can be mechanically mixed into a new polymer compound (InfinymerTM). The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic waste to the creation of new thermo plastic compounds (InfinymerTM). With the BlendymerTM we are able to alter the physical properties of the InfinymerTM to meet the customers specifications.

Plastinum’s mission is to commercialize the technology through application in the virgin plastic markets (polymer alloys) and the plastic recycling sector (compounds made from post-consumer mixed plastic waste).

Plastinum believes its patented proprietary process, the Plastinum technology, is capable of producing homogeneous, commercially usable polymer products from mixed virgin plastic and/or mixed waste plastic.

During October 2006 we opened a pilot plant in the EMMTEC Industry & Business Park, Emmen, The Netherlands with a processing capacity of 1,500 metric tons annually. This plant is our showcase for the recycling of different streams of total post consumer mixed plastic waste, such as household waste). We have changed this pilot plant in Emmen into our first commercial plant through an increase in the workforce and commencement of production to fulfill our customer orders. Production and delivery in the Netherlands of our INFINYMER TM recycled plastic compounds began during the second quarter of 2009.  Recent demand for INFINYMER TM has risen and as of December 31, 2009 exceeded the capacity of our Emmen plant.  We have successfully increased  the production capacity of our plant in Emmen to 10,000 metric tons per year. Due to the increasing demand of our Infinymer, we are furthering the expansion of our plant in Emmen to 30,000 metric tons per year, which we anticipate completing by May 2011.

The strategies for commercial implementation of the Plastinum technology range from stand-alone plants, such as the plant in Emmen, to units integrated within an existing plastic or waste processing facility. Plastinum anticipates achieving this through joint venture contracts with large parties in the waste material or the plastic processing industry, or through stand-alone plants with strategic contracts. In a later stage we anticipate that independent parties will approach us for licensing contracts, or machine leasing arrangements in order to enable them to make use of the Plastinum technology.

We have entered into multiple sales contracts and resulting orders have been, and continue to be, delivered and invoiced to clients from The Netherlands. Test materials have been shipped to parties in both the United States and Europe to enable various potential customers to continue testing our materials. Our Research and Development group is continuing to test alternative waste streams being generated and collected worldwide.

We are currently discussing various possibilities for the acquisition of source materials with interested parties in the EU as well as in the U.S. and Asia. The potential acquisition strategies would involve either profit sharing (joint-venture) collaboration or the straight purchase of source materials.

In the EU, it is anticipated that source materials will be obtained from various parties.  We have reached an agreement with a Dutch company regarding household waste from The Netherlands and we recently signed a second supply agreement with Nedvang. Nedvang was founded by producers and importers and  appointed by the Dutch Government to coordinate and finance the process of collection and processing of waste in the Netherlands.

Plan of Operation

Our plan of operation for the twelve month period following December 31, 2009 is to:

☐
Increase the capacity of  our plant in Emmen to meet the rising demand for the Infinymer TM. This includes enlarging our plant for the recycling of mixed plastic household waste from a processing capacity of 10,000 MT annually to 30,000 MT annually.

☐	Set up additional plants in the EU and the USA for the recycling of mixed plastic household waste to a processing capacity of 93,000 MT, planned for 2011.
☐	Open a commercial recycling plant in the United States, planned for 2011 through a Joint Venture or Licensing operation.
☐	Proceed with research and development for virgin market applications and the development of new virgin compounds.

We currently have budgeted approximately $8,500,000 in cash expenditures for the twelve month period following December 31, 2009, including (1) approximately $3,000,000 to cover our projected general and administrative expense during this period; (2) approximately $500,000 for research and development activities; (3) approximately $3,500,000  for the necessary capital expenditure to further expand our Netherlands plant; and (4) approximately $1,500,000 for Working Capital needs at our Netherlands plant.

The actual start of the set up of a second plant in the EU and/or in the U.S. will require us to start ordering with suppliers and making down payments to those suppliers. These amounts are not included in above cash budget as both amounts and timing are uncertain and conditional of reaching agreement with potential joint-venture partners.

From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009, we sold and issued convertible promissory notes in the aggregate principal amount of $6,050,000. We also generated sales revenues of approximately $556,000 during the year ended December 31, 2009.

On February 16, 2009, pursuant to a Participation and Shareholders’ Agreement (the “Participation Agreement”) among (i) Plastinum Polymer Technologies Corp. B.V., our indirect previously wholly-owned Dutch subsidiary (the “BV”), (ii) PPT Holding B.V., our direct, wholly-owned Dutch subsidiary and the owner of our interest in the BV, (iii) Jacques Mot, our Chief Executive Officer and (iv) N.V. NOM,  Investerings- en ontwikkelingsmaatschappij voor Noord-Nederland, a Dutch public limited company (“NOM”) with the State of the Netherlands (Ministry of Economic Affairs) and the provinces of Groningen, Friesland and Drenthe as its shareholders, NOM invested € 1,500,000 in the BV and in return received preferential shares in the BV giving NOM a 49% share in the profits of the BV.  Pursuant to the terms of the Participation Agreement, (i) the preferential shares received by NOM are entitled to cumulative annual 10% dividends, (ii) the preferential shares received by NOM may be repurchased from NOM by the BV at any time for 150% of the purchase price originally paid for the preferential shares by NOM and (iii) if not repurchased by the BV by January 1, 2013, the preferential shares received by NOM may be converted by NOM into 49% of the ordinary shares of the BV.    The Participation Agreement also provides for, among other things, (i) anti-dilution protection for NOM in the event shares in the BV are sold at a lower valuation than that at which NOM made its investment , (ii) restrictions on transfer of shares in the BV, (iii) provisions regarding the operation of the board of directors of the BV, (iv) restrictions on dividend payments by the BV  until the dividends payable on the preferential shares received by NOM are paid and (v) certain non-competition provisions governing the BV and Jacques Mot.  Further, in the event of a conversion by NOM of its preferential shares in the BV, the following dividend policy will be in effect at the BV: (i) when the solvency of the BV is below 30%, no dividends will be paid; (ii) when the solvency of the BV is between 30% and 50%, 50% of the BV’s net income will be paid out as dividends; and (iii) when the solvency of the BV is over 50%, 100% of the BV’s net income will be paid out as dividends.

On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). Interest is payable quarterly based on a variable rate (currently 4.3%). Repayment of principal will begin on January 1, 2011. Both NOM, our joint venture partner in Plastinum Polymer Technologies Corp. BV, and PPT Holding B.V., a wholly-owned subsidiary of the Company, gave ABN-AMRO Bank irrevocable guarantees of EUR 250,000 regarding payment of principal and interest.  The guarantee provided by PPT Holding B.V. is via a bank guarantee from Societé General S.A., which in turn is secured by a hold placed on EUR 250,000 deposited by the Company with Societé General S.A.  The assets and receivables of Plastinum Polymer Technologies BV are pledged to ABN-AMRO Bank as collateral for the facility.

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

Results of Operations

Year ended December 31, 2009 Compared to the Year ended December 31, 2008

Sales and cost of sales

We began commercial production and sales of our products during the second quarter of 2009. Sales for the year ended December 31, 2009 totaled $555,649, compared to $25,084 in 2008. Cost of sales includes labor, raw materials, additives and energy cost. During 2009 we generated a gross loss on sales of $1,428,633, compared to a gross profit of $25,084 in 2008. This gross loss from current sales resulted from the transition from a pilot and testing facility to actual production plant. This is mainly due to lack of scale and start up problems with raw material delivery and pre-treatment. This also induced us to use alternative but more expensive raw materials.

Expenses and operating losses

Operating losses increased from $5,716,545 in 2008 to $8,415,934 in 2009. The increase of $2,699,389 was the result of the increase in gross loss on sales of $1,453,717 as described above, an increase of $1,836,928 in general and administrative expenses, from $4,218,442 in 2008 to $6,055,370 in 2009, an increase in research and development expenses of $6,347, from $1,666,439 in 2008 to $1,672,786 in 2009, partially offset by and increase in earned subsidies of $597,603, from $143,252 in 2008 to $740,855 in 2009. The primary components of our general and administrative expenses for each of the years are compensation expense, consulting and professional fees, rent and travel expenses. The increase in general and administrative expenses from 2008 to 2009 results primarily from increases in compensation expense of approximately $1,042,000 and in professional fees, consulting fees and marketing and investor relations of approximately $403,000. Aggregate research and development expenses were consistent over both periods. Subsidy payments received are based on expenditures for compensation, capital investments and other disbursements. Our general and administrative and research and development expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During 2009 we received $6,050,000 from the sale of convertible promissory notes. During February 2009 we received $1,929,600 from the sale of a non controlling interest in a Dutch subsidiary. On October 30, 2009, Plastinum Polymer Technologies Corp. BV signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). We have drawn down 2,000,000 Euros against the facility. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Liquidity and Capital Resources

As of December 31, 2009 we had a working capital deficit of $3,200,124. For the year ended December 31, 2009, net cash used by operating activities was $4,928,566, resulting primarily from a loss of $6,734,575 and a loss attributable to the noncontrolling interest of $2,070,882, plus an increase in value added taxes receivable of $340,791, partially offset by a non-cash charge of $1,197,673 for stock based compensation and an increase in accounts payable and accrued expenses of $3,026,979.

During 2009 we expended $5,179,151 for the acquisition of equipment, with $407,248 expended during the 2008 period.

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

The Participation Agreement also provides for, among other things, (i) anti-dilution protection for NOM  in the event shares in the BV are sold at a lower valuation than that at which NOM made its investment , (ii) restrictions on transfer of shares in the BV, (iii) provisions regarding the operation of the board of directors of the BV, (iv) restrictions on dividend payments by the BV  until the dividends payable on the preferential shares received by NOM are paid and (v) certain non-competition provisions governing the BV and Mr. Mot.  Further, in the event of a conversion by NOM of its preferential shares in the BV, the following dividend policy will be in effect at the BV: (i) when the solvency of the BV is below 30%, no dividends will be paid; (ii) when the solvency of the BV is between 30% and 50%, 50% of the BV’s net income will be paid out as dividends; and (iii) when the solvency of the BV is over 50%, 100% of the BV’s net income will be paid out as dividends.

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

On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). We have drawn down 2,000,000 Euros against the facility. Interest is payable quarterly based on a variable rate (currently 4.3%). Repayment of principal will begin on January 1, 2011. Both NOM, our joint venture partner in Plastinum Polymer Technologies Corp. BV, and PPT Holding B.V., a wholly-owned subsidiary of the Company, gave ABN-AMRO Bank irrevocable guarantees of EUR 250,000 regarding payment of principal and interest.  The guarantee provided by PPT Holding B.V. is via a bank guarantee from Societé General S.A., which in turn is secured by a hold placed on EUR 250,000 deposited by the Company with Societé General S.A.  The assets and receivables of Plastinum Polymer Technologies BV are pledged to ABN-AMRO Bank as collateral for the facility.

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

During 2008, we repaid $466,949 of net working capital advances received from Mr. Jacques Mot, our president and CEO, to fund operations.

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

Our registered independent certified public accountants have stated in their report, dated April 14, 2010, that the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern.

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

Going Concern

We have not generated significant revenue since the date of our inception and, at present, we have insufficient capital on hand to fund our planned operations and expansion through 2010.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herewith: the Company's audited Financial Statements as of and for the fiscal years ended December 31, 2009 and December 31, 2008.

PLASTINUM POLYMER TECHNOLOGIES CORP.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Plastinum Polymer Technologies Corp.
Los Angeles, California

We have audited the accompanying balance sheets of Plastinum Polymer Technologies Corp. as of December 31, 2009 and 2008, and the related statements of operations and comprehensive loss, deficiency in equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plastinum Polymer Technologies Corp. at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
RBSM LLP
New York, New York April 14, 2010

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008

Assets

Current assets:
Cash	$800,442	$134,554
Accounts receivable	41,191	32,125
Inventory	50,942	-
Prepaid expense	81,944	23,407
Value added tax refunds receivable	414,482	63,213

Total current assets	1,389,001	253,299

Equipment, net	5,644,339	352,391

Security deposit	41,777	16,031

Total assets	$7,075,117	$621,721

Liabilities and deficiency in equity

Current liabilities:

Accounts payable and accrued expenses	$3,433,158	$485,366
Accrued salary	187,569	381,936
Accrued interest	453,438	99,288
Convertible notes payable, net of discount of $11,763	488,237	-
Due to stockholder	26,723	25,890

Total current liabilities	4,589,125	992,480

Unearned subsidies received	533,317	524,572
Bank guarantee payable	16,031	16,031
Loan payable - bank	2,866,400	-
Convertible notes payable, net of discount of $766,471 and $44,796	5,283,529	455,204
Derivative liability	1,790,660	-

Total liabilities	15,079,062	1,988,287

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized,
61,650 shares issued and outstanding, net (Face value $6,165,000)	5,196,675	5,636,661

Deficiency in equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized,
99,989,113 and 97,078,350 shares issued and outstanding, respectively	999,891	970,784
Additional paid-in capital	10,078,509	9,965,027
Other comprehensive income	(62,510)	(126,046)
Accumulated deficit	(24,259,567)	(17,812,992)
Total Plastinum Polymer Technologies Corp. stockholders' deficit	(13,243,677)	(7,003,227)
Noncontrolling interest	43,057	-

Total deficiency in equity	(13,200,620)	(7,003,227)

Total liabilities and deficiency in equity	$7,075,117	$621,721

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	2009	2008

Sales	$555,649	$25,084

Cost of sales	1,984,282	-

Gross loss / profit	(1,428,633)	25,084

Operating expenses:
General and administrative expenses	6,055,370	4,218,442
Research and development	1,672,786	1,666,439
Subsidy payments earned	(740,855)	(143,252)

Total operating expenses	6,987,301	5,741,629

Loss from operations	(8,415,934)	(5,716,545)

Interest expense, net	(586,420)	(66,866)
Change in fair value of derivative liability	196,897	-

Loss before provision for income taxes	(8,805,457)	(5,783,411)

Provision for income taxes	-	-

Net loss	(8,805,457)	(5,783,411)

Net loss attributable to the noncontrolling interest	2,070,882	-

Net loss attributable to Plastinum Polymer Technologies
Corp. before accretion of preferred dividends and discount	(6,734,575)	(5,783,411)

Accretion of preferred dividends and discount	(1,780,137)	(652,384)
Accretion of subsidiary preferred stock dividends	(184,339)	-

Net loss attributable to Plastinum Polymer Technologies
Corp. common shareholders	$(8,699,051)	$(6,435,795)

Net loss per common share, basic and diluted	$(0.09)	$(0.07)

Weighted average shares outstanding	98,856,870	97,014,786

Comprehensive loss:
Net loss	$(6,734,575)	$(5,783,411)
Foreign currency translation gain (loss)	63,536	(73,550)

Comprehensive loss	$(6,671,039)	$(5,856,961)

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONSOLIDATED STATEMENT OF DEFICIENCY IN EQUITY

	Plastinum Polymer Technologies Corp. Stockholders
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Deficiency
	Shares	Amount	Capital	Deficit	Income	Interest	in Equity

Balance, January 1, 2008	96,953,722	969,537	9,465,997	(12,029,581)	(52,496)	-	(1,646,543)

Shares issued for services	85,918	860	14,130	-	-	-	14,990

Cashless exercise of warrants, March 30, 2008	38,710	387	(387)	-	-	-	-

Warrants issued with redeemable convertible preferred stock	-	-	263,452	-	-	-	263,452

Beneficial conversion feature of redeemable convertible preferred stock	-	-	2,281	-	-	-	2,281

Stock based compensation	-	-	871,938	-	-	-	871,938

Accretion of preferred discount	-	-	(314,414)	-	-	-	(314,414)

Accretion of preferred dividends	-	-	(337,970)	-	-	-	(337,970)

Currency translation adjustment	-	-	-	-	(73,550)	-	(73,550)

Net loss	-	-	-	(5,783,411)	-	-	(5,783,411)

Balance, December 31, 2008	97,078,350	970,784	9,965,027	(17,812,992)	(126,046)	-	(7,003,227)

Cumulative effect of change in accounting principle	-	-	(665,369)	288,000	-	-	(377,369)

Sale of subsidiary shares to noncontrolling interest	-	-	-	-	-	1,929,600	1,929,600

Shares issued as payment of accrued dividends	2,775,511	27,755	582,179	-	-	-	609,934

Shares issued for services	135,252	1,352	14,818	-	-	-	16,170

Beneficial conversion feature of convertible notes	-	-	964,827	-	-	-	964,827

Stock based compensation	-	-	1,181,503	-	-	-	1,181,503

Accretion of preferred discount	-	-	(1,286,938)	-	-	-	(1,286,938)

Accretion of preferred dividends	-	-	(493,199)	-	-	-	(493,199)

Currency translation adjustment	-	-	-	-	63,536	-	63,536

Accretion of subsidiary preferred stock dividend	-	-	(184,339)	-	-	184,339	-

Net loss	-	-	-	(6,734,575)	-	(2,070,882)	(8,805,457)

Balance, December 31, 2009	99,989,113	$999,891	$10,078,509	$(24,259,567)	$(62,510)	$43,057	$(13,200,620)

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008

Cash flows from operating activities:
Net loss	$(6,734,575)	$(5,783,411)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	1,197,673	881,538
Amortization of debt discount	231,389	33,124
Loss allocable to noncontrolling interest	(2,070,882)	-
Change in fair value of derivative liability	(196,897)	-
Depreciation and amortization	46,540	62,065
Decrease (increase) in accounts receivable	5,590	(32,125)
(Increase) decrease in value added tax refund receivable	(340,791)	14,851
Increase in prepaid expense	(88,700)	(19,942)
Increase in inventory	(49,571)	-
Increase in deposits	(25,053)	-
Increase in advance receivable	-	(79,480)
Increase in accounts payable and accrued expenses	3,026,979	829,296
Increase in unearned subsidies	69,732	524,572

Cash used in operating activities	(4,928,566)	(3,569,512)

Cash flows from financing activities
Purchase of equipment	(5,179,151)	(407,248)
Cash used in investing activities	(5,179,151)	(407,248)

Cash flows from financing activities
Proceeds from sale of redeemable preferred stock	-	4,060,000
Cost of sale of redeemable preferred stock	-	(191,359)
Payment of dividends on redeemable preferred stock	-	(142,228)
Proceeds from sale of subsidiary preferred stock	1,929,600
Proceeds from sale of convertible notes	6,050,000	-
Proceeds from bank loan	2,789,260	-
Advances (repayments) from stockholder	833	(466,549)

Cash provided by financing activities	10,769,693	3,259,864

Effect of exchange rate changes on cash	3,912	(73,550)

Net increase (decrease) in cash	665,888	(790,446)
Cash, beginning of period	134,554	925,000
Cash, end of period	$800,442	$134,554

Supplemental disclosure of non-cash financing activities:

Preferred dividends paid with common stock	$609,934	$-
Accrued liabilities settled in common stock	-	5,390
Value attributed to warrants issued with redeemable preferred stock	-	263,452
Beneficial conversion feature of redeemable preferred stock	-	2,281
Beneficial conversion feature of convertible notes	964,827	-
Accretion of discount on redeemable preferred stock	1,286,938	314,414
Accretion of dividend on redeemable preferred stock	493,199	337,970
Prepaid expense applied to acquisition of fixed assets	17,260	-
Security deposit guarantee provided by bank	-	16,031

See accompanying notes to these consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business

Plastinum Polymer Technologies Corp. (“we”, “us”, “our company“, “our”, “Plastinum” or the “Company” ) (formerly Plastinum Corp.) was formed under the laws of the State of Delaware in 2000. We own and develop a patented and proprietary plastic blending technology whereby various kinds of immiscible plastics can be mixed mechanically into a new polymer compound. The technology is being marketed worldwide. During the fourth quarter of 2008, we received a test order for our Infinymer TM product, which we shipped to a customer in Asia. We signed our first contract for commercial delivery of products and began production and sales of products to a customer in the Netherlands during the second quarter of 2009 and exited the development stage. We were a development stage entity during the year ended December 31, 2008.

Through December 31, 2009, we have generated a relatively small amount of sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

We have had substantial net losses of $6,734,575 and $5,783,411 for the years ended December 31, 2009 and 2008, respectively, and have generated minimal revenue through December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is being marketed worldwide.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 we received $6,050,000 from the sale of convertible promissory notes and in February 2009 we received $1,929,600 from the sale of preferred shares in a Dutch subsidiary. On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). During 2009 we signed our first contracts for commercial delivery of products and began production and sales of products to customers in the Netherlands. We will need to generate additional funds, through increased revenue, additional debt or equity financing, or a combination of revenue, equity or debt, in order to execute our business plan, namely, expansion through the set-up of two additional recycling plants, of which one will be in the E.U. and one will be in the U.S., as well as further expanding our current plant in Emmen, The Netherlands.  We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure additional ongoing revenue relationships for our products.

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

Plastinum incurred research and development expenses of $1,672,786 and $1,666,439 for the years ended December 31, 2009 and 2008, respectively.

Major Customers

One customer accounted for 90% of our revenues for the year ended December 31, 2009 and that customer accounted for all of our accounts receivable at December 31, 2009.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts.

Comprehensive Income

We utilize ASC Topic 220, “Comprehensive Income” which establishes standards for the reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders' equity.

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of ASC Topic 830, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits.

Loss Per Share

We utilize ASC Topic 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 69,134,830 common share equivalents at December 31, 2009 and 46,557,673 at December 31, 2008. For the years ended December 31, 2009 and 2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Stock-Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to ten years, the estimated useful lives of the property and equipment.

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

The table below summarizes the fair values of our financial liabilities that are measured on a recurring basis at fair value as of December 31, 2009:

	Fair Value at	Fair Value Measurement Using
	December 31, 2009	Level 1	Level 2	Level 3

Embedded derivatives	1,790,660			1,790,660

	$1,790,660	$	$—	$1,790,660

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

Advances Receivable – Former Parent

Advances receivable – former parent represent amounts advanced on behalf of NGH, primarily for the payment of professional fees incurred by NGH and certain NGH accounts payable. These advances had no stated maturity date and bore no interest. Our president and chief executive officer, Jacques Mot, is the principal stockholder of NGH and Mr. Mot has repaid the advances, aggregating $271,522, during the fourth quarter of 2008 through a reduction of accrued compensation due to him.

Income taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

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

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. We do not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. We do not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

During the year ended December 31, 2009, we issued 2,775,511 shares of common stock as payment of $609,934 of accrued preferred dividends.

During the year ended December 31, 2009, we issued 135,252 shares of common stock, valued at $16,170 as payment for services.

During the year ended December 31, 2008, 200,000 common stock warrants were exercised on a cashless basis into 38,710 shares of common stock.

During the year ended December 31, 2008, we issued 85,918 shares of common stock for services valued at $14,990. Of this amount, $5,390 was included in accrued expenses at December 31, 2007.

On April 18, 2008, we granted an aggregate of 8,400,000 options to purchase our common stock to two employees under our 2006 Long-Term Incentive Plan and pursuant to option agreements entered into with each of them (the “options”). The exercise price for all of the granted options is $0.30 per share, a price that was designated by the Company as reflective of the approximate average sales price of our common stock as reported by the OTC Bulletin Board over the sixty day period prior to the grant date and was not necessarily reflective of the last sale price per share on the grant date itself. The options expire on April 18, 2013 and, as originally granted, subject to the grantee thereof remaining in our employ, vest as follows: (a) one-sixth of the Options granted to each of the employees vest on each of the following dates (the “ Milestone Attainment Dates ”) upon the attainment of each of the following respective milestones (the “ Milestones ”): (i) on December 31, 2008, if at least one fully operational factory in The Netherlands capable of processing 15,000 tons of eWaste per year at full capacity has been established, (ii) on December 31, 2009 if at least one fully operational factory in the United States has been established and (iii) on December 31, 2010 if at least four fully operational factories, including the ones contemplated by the preceding clauses (i) and (ii), have been established; provided , however , that the Milestones in clauses (i), (ii) and (iii) above may be adjusted by the compensation committee of our Board of Directors at its discretion at the beginning of the respective calendar year, and (b) on such date as our market capitalization exceeds $300 million and provided that such date occurs on or prior to April 18, 2011, then double the number of Options granted to each of the employees that have already vested and those yet subject to vesting on each Milestone Date that has not yet occurred will become vested. The December 31, 2008 Milestone was not attained and therefore 2,800,000 options terminated on that date. On January 2, 2009, the remaining Milestones were adjusted by the compensation committee of our Board of Directors to clarify that the establishment of factories may be anywhere in the world, including through a joint venture or subsidiary.  On the Milestone Attainment Date of December 31, 2009, 1,400,000 of the options vested.

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

On April 18, 2008, we entered into an option agreement with Jacques Mot, our president and chief executive officer, pursuant to which we granted Mr. Mot 14,400,000 options to purchase our common stock under our 2006 Long-Term Incentive Plan. These options have identical terms to the options described above, including with respect to the adjustments to the Milestones made by the compensation committee of our Board of Directors on January 2, 2009.   The grant to Mr. Mot was subject to the approval of the holders of a majority of the outstanding shares of our common stock (including the Series B Preferred Stock voting on an “as converted” basis and excluding any shares held by Mr. Mot who was not entitled to vote thereon). Such approval was received at our stockholder meeting on July 1, 2008. Therefore the grant date of these options is July 1, 2008 and they have been recorded in the financial statements starting in the third quarter of 2008. The options have been valued at $1,833,030 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 129%, (3) risk-free interest rate of 2.1% - 3%, (4) expected life of .5-2.75 years, and (5) estimated fair value of Plastinum common stock of $0.22 per share. The compensation expense is being recorded over the vesting periods, based on number of options expected to vest.   The December 31, 2008 Milestone was not attained and therefore 4,800,000 options granted to Mr. Mot terminated on that date.  On the Milestone Attainment Date of December 31, 2009, 2,400,000 of the options granted to Mr. Mot vested.

In anticipation of the spinoff transaction described in Note A, NGH amended its existing common stock purchase warrants to permit, or issued common stock purchase warrants that permitted, at the holder's election, the exercise of the warrants to purchase shares of our common stock or NGH common stock. The Plastinum shares issuable upon exercise of warrants will be issued in the same amounts and for the same exercise price as the warrants for shares of NGH. The total number of NGH warrants exercisable into Plastinum common stock is 1,985,584 and 5,866,884 at December 31, 2009 and 2008, respectively, with an exercise price of $0.35 per share.

NOTE C - REDEEMABLE PREFERRED STOCK AND WARRANT UNIT OFFERING

We have designated 120,000 shares of preferred stock as Series B Convertible Preferred Stock, which may be issued in one or more sub-series, and have authorized the issuance of 80,000 shares of a sub-series designated as Series B-1 Convertible Preferred Stock. The Series B-1 Preferred Stock is convertible into shares of our Common Stock at an initial conversion price of $0.38 per share, subject to adjustment for customary anti-dilution provisions. The conversion price was adjusted to $0.35 per share during the year ended December 31, 2009 as a result of the sale of the convertible notes described in Note G. Plastinum may, on or after November 1, 2010 and upon at least 30 days notice, redeem the Series B-1 Preferred Stock in full at the purchase price plus any accrued but unpaid dividends, subject to the holder’s conversion rights. Conversely, in the event of a change of control (as defined in the purchase agreement with respect to the Series B-1 Preferred Stock), or at the holder’s option at any time on or after November 1, 2010 and upon 45 days notice from a holder to Plastinum, we are required to redeem the Series B-1 Preferred Stock for the purchase price plus any accrued but unpaid dividends. The Series B-1 Preferred Stock accrues dividends at an annual rate of the Wall Street Journal Prime Rate then in effect, but not less than 8% or greater than 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

The charge to additional paid-in capital for amortization of discount and costs for the years ended December 31, 2009 and 2008 was $1,286,938 and $314,414, respectively. The amortization has been charged to additional paid-in capital since there is a deficit in retained earnings.

For the years ended December 31, 2009 and 2008, we have accrued dividends in the amount of $493,199 and $337,970, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During 2009, we issued 2,775,511 shares of common stock as payment of $609,934 of accrued preferred dividends.   Accrued and unpaid dividends included in the carrying value of the preferred stock at December 31, 2009 and 2008 total $103,539 and $220,274, respectively.

NOTE D - RELATED PARTY TRANSACTIONS

On December 3, 2007, our Compensation Committee and the Board of Directors authorized and ratified payment of a base salary of $60,000 per month effective November 1, 2007 to Jacques Mot as compensation for services being provided by him to the Corporation in his capacity as President and Chief Executive Officer of the Corporation. Mr. Mot will be permitted to receive his compensation in the form of shares of the Registrant’s common stock, at Mr. Mot’s sole election and at any time prior to the payment thereof, at a price per share equal to $0.39 (the average closing bid price of the Registrant’s common stock on the Over-the-Counter Bulletin Board during October 2007). For the year ended December 31, 2009, Mr. Mot voluntarily reduced his salary by $420,000 to $300,000 for the year.

As of December 31, 2009 and 2008, advances payable to Mr. Mot aggregated $26,723 and $25,890, respectively. These advances are for working capital purposes. The advances are non interest bearing.

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

NOTE E - INVENTORY

Inventory at December 31, 2009 consists of the following:
2009
Raw materials	$38,395
Finished goods	12,547
$50,942

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Furniture, Office Equipment, Website and Improvements	$154,714	$97,327
Equipment	5,597,929	317,442
	5,752,643	414,769
Accumulated depreciation	108,304	62,378
	$5,644,339	$352,391

Depreciation expense recorded in the statement of operations for the years ended December 31, 2009 and 2008 is $46,540 and $62,065, respectively. For the years ended December 31, 2009 and 2009 $6,323 and $46,847, respectively, of depreciation expense is included in research and development expense.

During the third quarter of 2009 we revised our estimate of the useful lives of our property and equipment. The adjustments related to these revisions are included in the year ended December 31, 2009.

During the year ended December 31, 2009, the Company capitalized equipment totaling $5,280,487.  Capitalized equipment costs are depreciated on a straight-line basis over the estimated economic lives, beginning when the equipment is placed into service.  As of December 31, 2009,  the Company had equipment that was not placed in service totaling $5,215,270.

NOTE G - CONVERTIBLE NOTES PAYABLE

On January 27, 2009, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $1,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 27, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.22 per share or a total of 4,545,455 shares, subject to adjustment as contained in the Note. Since the conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $227,273 as a discount. This discount will be amortized over the life of the Note. During 2009 amortization as interest expense amounted to $70,154.

On April 30, 2009 we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $50,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 12, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.22 per share or a total of 227,273 shares, subject to adjustment as contained in the Note. Since the conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $11,364 as a discount. This discount will be amortized over the life of the Note. During 2009 amortization as interest expense amounted to $2,677.

On June 15, 2009, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $3,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on June 15, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.28 per share or a total of 10,714,286 shares, subject to adjustment as contained in the Note. Since the conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $642,857 as a discount. This discount will be amortized over the life of the Note. During 2009 amortization as interest expense amounted to $117,310.

On September 25, 2009, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $2,000,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on June 15, 2012.  The Note is convertible into shares of common stock at an initial conversion price of $0.24 per share or a total of 8,333,333 shares, subject to adjustment as contained in the Note. Since the conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $83,333 as a discount. This discount will be amortized over the life of the Note. During 2009 amortization as interest expense amounted to $8,216.

On July 10, 2006, we entered into a Convertible Loan Agreement with Mr. Mot and a third party pursuant to which we borrowed an aggregate of $500,000. The loans bear interest at 8% per year and are convertible into an aggregate of 1,000,000 shares of our common stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.50 per share. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $126,700 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The debt discount is being amortized over the term of the notes. During 2009 and 2008, amortization as interest expense amounted to $33,033 and $33,124, respectively. We have determined that there was no beneficial conversion feature attributable to the convertible notes. Payment of principal not converted to common stock and accrued interest is due on the maturity date of May 31, 2010.

NOTE H – NOTE PAYABLE - BANK

On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). We have drawn down 2,000,000 Euros against the facility. Interest is payable quarterly based on a variable rate (4.3% at December 31, 2009). Repayment of principal will begin on January 1, 2011. Both NOM, our joint venture partner in Plastinum Polymer Technologies Corp. BV, and PPT Holding B.V., a wholly-owned subsidiary of the Company, gave ABN-AMRO Bank irrevocable guarantees of EUR 250,000 regarding payment of principal and interest.  The guarantee provided by PPT Holding B.V. is via a bank guarantee from Societé General S.A., which in turn is secured by a hold placed on EUR 250,000 deposited by the Company with Societé General S.A.  The assets and receivables of Plastinum Polymer Technologies BV are pledged to ABN-AMRO Bank as collateral for the facility.

NOTE I – DERIVATIVE LIABILITY

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

At December 31, 2009 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at December 31, 2009 is $1,790,660. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.6%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 132%; (4) an expected life of the conversion feature of 1 year and (5) estimated fair value of Plastinum common stock of $0.25 per share.

We have recorded a gain of $196,897 during the year ended December 31, 2009 related to the change in fair value during that period.

NOTE J – NONCONTROLLING INTEREST

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

The Participation Agreement also provides for, among other things, (i) anti-dilution protection for NOM in the event shares in the BV are sold at a lower valuation than that at which NOM made its investment , (ii) restrictions on transfer of shares in the BV, (iii) provisions regarding the operation of the board of directors of the BV, (iv) restrictions on dividend payments by the BV until the dividends payable on the preferential shares received by NOM are paid and (v) certain non-competition provisions governing the BV and Mr. Mot.  Further, in the event of a conversion by NOM of its preferential shares in the BV, the following dividend policy will be in effect at the BV: (i) when the solvency of the BV is below 30%, no dividends will be paid; (ii) when the solvency of the BV is between 30% and 50%, 50% of the BV’s net income will be paid out as dividends; and (iii) when the solvency of the BV is over 50%, 100% of the BV’s net income will be paid out as dividends.

The investment by NOM is recorded as a noncontrolling interest in the financial statements.

For the year ended December 31, 2009, we have recorded $184,339 of dividends related to the preferred stock. The dividends have not been paid. These dividends have been credited to the noncontrolling interest with a corresponding charge to additional paid-in capital since there is a deficit in retained earnings.

NOTE K - UNEARNED SUBSIDIES RECEIVED

Unearned subsidies received represent payments received from the Netherlands government to subsidize industrial operations (including equipment acquisitions) in specific geographical locations. The subsidy agreements contain specific performance criteria that must be met before they are earned. When earned, the liability account will be reduced. During 2009 and 2008, we received $810,587 and $667,824, respectively, in subsidy payments of which $533,317 and $524,572 at December 31, 2009 and 2008, respectively, have not been earned.

NOTE L - INCOME TAXES

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Net operating losses for tax purposes of approximately $1,030,000 at December 31, 2009 are available for carryover. The net operating losses will expire in 2029. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $120,000 and $124,000 during the years ended December 31, 2009 and 2008, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2009 and 2008 follows.

Significant components of deferred tax assets and liabilities are as follows:

	2009		2008

Deferred tax assets:	$		$
Net operating loss carryforward		$350,000		230,000
Valuation allowance		(350,000)		(230,000)

Net deferred tax assets		$-		$-

Statutory federal income tax rate		-34%		-34%
State income taxes, net of federal taxes		-0%		-0%
Valuation allowance		34%		34%

Effective income tax rate		0%		0%

NOTE M - WARRANTS AND STOCK OPTIONS

Employee Stock Options

Transactions involving our stock options issued to employees are summarized as follows:

	2009		2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	18,200,000	$0.27	3,000,000	$0.10
Granted during the period	—	—	22,800,000	0.30
Exercised during the period	—	—	—	—
Terminated during the period	—	—	(7,600,000)	0.30
Outstanding at end of the period	18,200,000	$0.27	18,200,000	$0.27
Exercisable at end of the period	6,800,000	$0.21	2,000,000	$0.10

During 2009 and 2008, we recognized $1,181,503 and $871,938, respectively, in compensation cost related to stock options. Compensation cost related to nonvested options of $864,003 at December 31, 2009 will be recognized over the next 1.25 years.

At December 31, 2009, the aggregate intrinsic value of options vested and expected to vest was $450,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.25 as of December 31, 2009, and the exercise price, multiplied by the number of options outstanding. The intrinsic value of options exercisable at December 31, 2009 was $450,000.

Warrants

Transactions involving our warrant issuances are summarized as follows:

	2009		2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	11,133,989	$0.45	21,793,176	$0.37
Granted during the period	—	—	3,205,263	0.57
Exercised during the period	—	—	(200,000)	0.25
Terminated during the period	(3,881,300)	0.35	(13,664,450)	0.35
Outstanding at end of the period	7,252,689	$0.51	11,133,989	$0.45
Exercisable at end of the period	7,252,689	$0.51	9,033,989	$0.42

The number and weighted average exercise prices of our options and warrants outstanding as of December 31, 2009 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.10	3,000,000	1.5	$0.10
$0.30 - $0.35	17,185,584	3.2	$0.31
$0.50 - $0.57	5,267,105	3.2	$0.56

NOTE N - COMMITMENTS

We lease our plant in The Netherlands pursuant to a lease with an annual rental of approximately $189,000. The lease terminates 12 months after notice of termination is given by us or the landlord.

We lease approximately 1,460 square feet of office space in Geneva, Switzerland, pursuant to a lease with an annual rental of approximately $63,000. The lease is scheduled to terminate on May 1, 2013.

We lease approximately 2,200 square feet of office space in Naarden, The Netherlands, pursuant to a lease with an annual rental of approximately $77,000. The lease is scheduled to terminate on April 30, 2014.

We pay approximately $300 per month for use of a conference room, on an as needed basis, at 10100 Santa Monica Blvd, Los Angeles, CA.

Rent expense for 2009 and 2008 was $334,026 and $179,165, respectively.

Future minimum lease payments are as follows

2010	$329,000
2011	140,000
2012	140,000
2013	98,000
2014	26,000
$733,000

NOTE O – SUBSEQUENT EVENTS

During February 2010, we issued 573,138 shares of common stock as payment of $124,313 of preferred stock dividends for the quarterly dividend payment date of January 15, 2010.

On January 19, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Richard von Tscharner pursuant to which we sold and issued a Convertible Promissory Note in the principal amount of $2,172,000 (the “Note”) and (ii) a Warrant to purchase 3,620,000 shares of the Company’s Common Stock (the “Warrant”). The Note accrues interest at a rate of 10% per year and matures on January 19, 2013.  The Note is convertible into shares of our common stock at an initial conversion price of $0.20 per share or a total of 10,860,000 shares, subject to adjustment as contained in the Note. The Warrant expires on January 19, 2013.  The initial exercise price of the Warrant is $0.20 per share, subject to adjustment as contained in the Warrant.

As a result of the issuance of the Note described above and pursuant to the terms of our Series B-1 Convertible Preferred Stock, the conversion price of all outstanding shares of Series B-1 Convertible Preferred Stock has been further reduced to $0.34 per share.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2009, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors.

Name	Age	Position and Offices with the Company
Jacques Mot	53	Chairman of the Board of Directors, President and CEO
Marcel Rokegem	61	Director
Pierre Kladny	47	Director
Robert Scherne	53	Chief Financial Officer
Nils Berten	41	Chief Operating Officer

Jacques Mot served as the Chairman of the Board, President and CEO for New Generation Holdings, Inc. (“NGH”) and Plastinum from April of 1999 to January 24, 2000 and again from February 2002 until the present. Mr. Mot was also a Director of Argenta & Magnum Management Company Ltd. — Gibraltar, a company that was engaged in providing financial advisory services. From 1987 to 1992, Mr. Mot was the General Manager and Director of Iesa Investissements S.A., a portfolio management and investment company, where he handled portfolio and investment management on a confidential basis. Mr. Mot attended the University of Lausanne, Switzerland studying economics from 1976-1979.  Mr. Mot’s day-to-day strategic leadership provides our Board of Directors with extensive knowledge of the Company’s operations and the unique perspective of a major stockholder of the Company.

Marcel Rokegem has served as a Director of NGH and Plastinum since 1999. As of 1991 he acted as an independent investment consultant. From 1987 to 1991 he was co-founding partner and director of Euro Suisse Securities, a member of the London Stock Exchange. From 1982 to 1987 he was co-founding partner and director of Jesup and Lamont International, an affiliate of Jesup and Lamont Securities Co., a member of the New York Stock Exchange and one of the oldest Wall Street firms. Prior to that Mr. Rokegem was partner in charge of the international department of Biard, Hombergen, Pringiers and Co., a member of the Brussels Stock Exchange. He started his career with Kredietbank in Brussels where he was responsible for international equity trading and sales. He attended the Antwerp Jesuit University where he studied AES (Applied Economic Science). He is a diploma holder from I.S.M.A. and is an officially recognized insurance consultant. Mr. Rokegem provides our Board of Directors with analytical expertise and financial experience.

Pierre Kladny has served as a Director of the Company since July 1, 2008.  Since 2006, Mr. Kladny has served as Managing Partner of ValleyRoad Capital SA, a private equity and investment banking boutique in Geneva, Switzerland, of which he was also a founder. Before that, Mr. Kladny was an entrepreneur for 18 years. He joined Lombard Odier Darier Hentsch & CIE (a large Swiss private bank, “LODH”) in 2002 as Senior Vice President conducting mergers and restructurings for the LODH Immunology Biotech Fund, the Minicap Technology Fund and the Renaissance Tech Funds and served on their boards as a member or observer. He also headed the Performance Measurement department at LODH and created the Private Equity Advisory Services department at LODH with CHF800 million under advisory mandate and/or custody. Prior to that, he founded and managed four companies in the technology and consumer goods spaces and as an angel and regular investor he worked with numerous start-ups. Mr. Kladny is registered as a qualified fund manager with the Jersey Financial Services Commission and the equivalent commission in the British Virgin Islands. Mr. Kladny holds a Masters in Science degree from the Swiss Federal Institute of Technology in Lausanne and a Postgraduate degree in industrial accounting from the Swiss French Center for Managerial Studies. Mr. Kladny provides our Board of Directors with strategic expertise and financial experience.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  To the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for each of our last two fiscal years awarded to, earned by or paid to (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2009, (ii) the most highly compensated individuals (up to two) other than the chief executive officer that served as an executive officer at the conclusion of the fiscal year ended December 31, 2009 and who received total compensation in excess of $100,000 during such fiscal year and (iii) the most highly compensated individuals (up to two) that did not serve as an executive officer at the conclusion of the fiscal year ended December 31, 2009 but who received total compensation in excess of $100,000 during such fiscal year  (collectively, the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jacques Mot,	2009	300,000	(1)	-	-	-		-	-	-	300,000
Chief Executive Officer	2008	720,000		-	-	1,833,030	(2)	-	-	-	2,553,030

Nils Berten,	2009	282,287		-	-	-		-	-	-	282,287
Chief Operating Officer	2008	243,395		-	-	1,237,695	(3)	-	-	-	1,481,090

(1)	Mr. Mot’s employment agreement provides for an annual salary of $720,000. For 2009, Mr. Mot voluntarily forewent $420,000 of compensation.

(2)
On April 18, 2008, Mr. Mot was granted 14,400,000 Options to purchase our Common Stock under our 2006 Long-Term Incentive Plan at an exercise price of $0.30 per share.  The grant was subject to stockholder approval which was received on July 1, 2008.  The Options expire on April 18, 2013.  Subject to Mr. Mot remaining in our employ, one-sixth of the Options vest on each of the following dates if the following respective milestones (as subsequently adjusted by our compensation committee in accordance with the terms of the grant) have been attained by such dates: (i) on December 31, 2008, if at least one fully operational factory in The Netherlands capable of processing 15,000 tons of eWaste per year at full capacity has been established, (ii) on December 31, 2009 if at least one fully operational factory anywhere in the world has been established and (iii) on December 31, 2010 if at least four fully operational factories have been established anywhere in the world.  (The milestones may be adjusted by the compensation committee of our Board of Directors at its discretion at the beginning of the respective calendar year).  Further, on such date as our market capitalization exceeds $300 million, if that date occurs on or prior to April 18, 2011, then double the number of Options granted to Mr. Mot that have already vested and those yet subject to vesting on each milestone date that has not yet occurred will become vested.  The fair value of the option grant on the grant date (such date being the date of stockholder approval) was determined using the Black Scholes option pricing model assuming an estimated life of .5 - 2.75 years, no expected dividend payments, a volatility of 129%, and a risk-free interest rate of 2.1% - 3%.  The December 31, 2008 milestone was not attained and therefore 4,800,000 options terminated on that date.  On the December 31, 2009 milestone date, 2,400,000 options vested.

(3)
On April 18, 2008, Mr. Berten was granted 6,000,000 Options to purchase our Common Stock under our 2006 Long-Term Incentive Plan at an exercise price of $0.30 per share.  The Options expire on April 18, 2013.  Subject to Mr. Berten remaining in our employ, one-sixth of the Options vest on each of the following dates if the following respective milestones (as subsequently adjusted by our compensation committee in accordance with the terms of the grant) have been attained by such dates: (i) on December 31, 2008, if at least one fully operational factory in The Netherlands capable of processing 15,000 tons of eWaste per year at full capacity has been established, (ii) on December 31, 2009 if at least one fully operational factory anywhere in the world has been established and (iii) on December 31, 2010 if at least four fully operational factories have been established anywhere in the world.  (The milestones may be adjusted by the compensation committee of our Board of Directors at its discretion at the beginning of the respective calendar year).  Further, on such date as our market capitalization exceeds $300 million, if that date occurs on or prior to April 18, 2011, then double the number of Options granted to Mr. Berten that have already vested and those yet subject to vesting on each milestone date that has not yet occurred will become vested.  The fair value of the option grant on the grant date was determined using the Black Scholes option pricing model assuming an estimated life of 1 - 3 years, no expected dividend payments, a volatility of 106%, and a risk-free interest rate of 1.7% - 2.6%.The December 31, 2008 milestone was not attained and therefore 2,000,000 options terminated on that date.  On the December 31, 2009 milestone date, 1,000,000 options vested.

Executive Employment Agreements

On December 3, 2007, the Compensation Committee and the Board of Directors of the Company authorized and ratified payment of a base salary of $60,000 per month to Mr. Mot effective November 1, 2007 as compensation for services being provided by him to the Corporation in his capacity as President and Chief Executive Officer of the Corporation. Mr. Mot is be permitted to receive his compensation in the form of shares of the Company’s common stock, at Mr. Mot’s sole election and at any time prior to the payment thereof, at a price per share equal to $0.39 (the average closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board during October 2007).  For 2009, Mr. Mot voluntarily forewent $420,000 of compensation.

            Robert Scherne is retained as our interim Chief Financial Officer on a consulting basis pursuant to an engagement letter with Robert Scherne, CPA, P.C. dated February 10, 2006.  Pursuant to the terms of the engagement letter, Mr. Scherne is paid at an hourly rate of $150 per hour, $90 of which is payable in cash and $60 of which is payable in restricted shares of our common stock. The amount of common stock due to Mr. Scherne is determined on a monthly basis by dividing $60 per billed hour by 50% of the average trading price of our common stock for the prior ninety days.  Mr. Scherne's engagement may be terminated by either party upon notice to the other party.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information with respect to equity awards outstanding at the conclusion of the fiscal year ended December 31, 2009 for each of the named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jacques Mot	3,000,000	-	-	0.10	7/10/2011	-	-	-	-
Jacques Mot	2,400,000	7,200,000	7,200,000	0.30	4/18/2013	-	-	-	-
Nils Berten	1,000,000	3,000,000	3,000,000	0.30	4/18/2013	-	-	-	-

DIRECTOR COMPENSATION

The following table sets forth the compensation of the non-executive directors of the Company for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marcel Rokegem	50,207	-	-	-	-	-	50,207
Pierre Kladny	-	-	-	-	-	-	-

We do not currently have standard compensation arrangements for members of our Board of Directors for service on our Board of Directors.

The $50,207 in fees paid to Marcel Rokegem for the 2009 fiscal year was paid on the basis of a monthly retainer payment of 3,000 Euros (in lieu of payments per meeting attended) as compensation for services he rendered to us as an independent member of our Board of Directors, including attendance at Compensation Committee and Board of Directors meetings.

Directors are eligible to receive options under our existing long-term stock option incentive plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth, certain information, as of March 31, 2010, regarding beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our current executive officers and directors as a group.  At the close of business on March 31, 2010, (i) there were 100,562,251 shares of our common stock issued and outstanding and (ii) 61,650 shares of our Series B-1 Convertible Preferred Stock issued and outstanding convertible into 18,132,353 shares of our common stock.  Unless otherwise noted, we believe that all persons named in the table have sole voting power and investment power with respect to all shares beneficially owned by them and the information as to persons who are not officers or directors of the Company is based upon the latest information made available to the Company.  Shares of common stock subject to warrants or other instruments currently exercisable or convertible or exercisable or convertible within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants or other instruments, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jacques Mot (1)	45,972,076	43.1%
Marcel Rokegem	50,000	* %
Robert Scherne	317,093	* %
Nils Berten (2)	1,400,000	1.4%
Pierre Kladny	24,000	* %
Lombard Odier Darier Hentsch & CIE (3) Rue de La Coraterie 11 1204 Geneva, Switzerland	7,300,000	7.3%
Richard von Tscharner (4) Rue de La Coraterie 11 1204 Geneva, Switzerland	49,998,960	35.7%
Schroder & Co Banque SA (5) Rue d'Italie 8 1204 Geneva, Switzerland	16,485,822	14.3%
All executive officers and directors as a group (5 persons)	47,763,169	44.3%

* less than 1%

(1)
Consists of (i) 38,772,076 issued and outstanding shares of common stock, (ii) 400,000 shares issuable upon conversion of a $200,000 convertible loan made by Mr. Mot on July 10, 2006, (iii) immediately exercisable warrants to purchase an additional 400,000 shares of common stock at an exercise price of $0.50 per share, and (iv) 5,400,000 shares issuable upon exercise of immediately exercisable options.  Does not include unvested options issued to Mr. Mot to purchase 7,200,000 shares of common stock.

(2)
Consists of (i) 400,000 issued and outstanding shares of common stock and (ii) 1,000,000 shares issuable upon exercise of immediately exercisable options.  Does not include unvested options issued to Mr. Berten to purchase 3,000,000 shares of common stock.

(3)	Mr. Richard von Tscharner has shared voting control over the shares held by Lombard Odier Darier Hentsch & CIE.

(4)
Richard von Tscharner is an affiliate of Lombard Odier Darier Hentsch & CIE (“LODH”) and has shared voting control over shares held by LODH.  Beneficial ownership consists of (i) 208,239 issued and outstanding shares of common stock held by Mr. von Tscharner, (ii) 7,300,000 issued and outstanding shares of common stock held by LODH, (iii) 1,117,647 shares issuable upon conversion of Series B-1 Convertible Preferred Stock owned by Mr. von Tscharner, (iv) 3,920,000 shares issuable upon exercise of immediately exercisable warrants held by Mr. von Tscharner and (v) 34,453,074 shares issuable upon conversion of Convertible Promissory Notes held by Mr. von Tscharner.

(5)
Consists of (i) 2,085,513 issued and outstanding shares of common stock, (ii) 11,352,941 shares issuable upon conversion of outstanding shares of Series B-1 Convertible Preferred Stock and (iii) immediately exercisable warrants to purchase an additional 3,047,368 shares of common stock at an exercise price of $0.57 per share.

Series B-1 Convertible Preferred Stock

The following table sets forth, certain information, as of March 31, 2010, regarding beneficial ownership of our Series B-1 Convertible Preferred Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Series B-1 Convertible Preferred Stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our current executive officers and directors as a group.  At the close of business on February 2, 2010, (i) there were 61,650 shares of our Series B-1 Convertible Preferred Stock issued and outstanding convertible into 18,132,353 shares of our common stock.  Unless otherwise noted, we believe that all persons named in the table have sole voting power and investment power with respect to all shares beneficially owned by them and the information as to persons who are not officers or directors of the Company is based upon the latest information made available to the Company.

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

* less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has received advances from Mr. Jacques Mot, our President and Chief Executive Officer, for working capital purposes.  As of December 31, 2009, the outstanding amount of such advances was $26,723.  The advances are non-interest bearing.

On January 27, 2009, we entered into a Note Purchase Agreement with Richard von Tscharner pursuant to which we sold and issued a Convertible Promissory Note in the principal amount of $1,000,000.  The Convertible Promissory Notes accrues interest at a rate of 10% per annum, matures on January 27, 2012 and is convertible into shares of common stock at an initial conversion price of $0.22 per share or an aggregate of 4,545,455 shares, subject to adjustment as contained in the Note.

On June 15, 2009, we entered into a Note Purchase Agreement with Richard von Tscharner pursuant to which we sold and issued a Convertible Promissory Note in the principal amount of $3,000,000.  The Convertible Promissory Note is convertible into shares of common stock at an initial conversion price of $0.28 per share or a total of 10,714,286 shares, subject to adjustment as contained in the Convertible Promissory Note.

On September 25, 2009, we entered into a Note Purchase Agreement with Richard von Tscharner pursuant to which we sold and issued a Convertible Promissory Note in the principal amount of $2,000,000.  The Convertible Promissory Note is convertible into shares of common stock at an initial conversion price of $0.24 per share or a total of 8,333,333 shares, subject to adjustment as contained in the Convertible Promissory Note.

The Convertible Promissory Notes issued on June 15, 2009 and September 25, 2009 accrue interest at a rate of 10% per annum and mature on June 15, 2012.

On January 19, 2010, we entered into a Note Purchase Agreement with Richard von Tscharner pursuant to which we sold and issued a Convertible Promissory Note in the principal amount of $2,172,000 which accrues interest at a rate of 10% per annum, matures on January 19, 2013 and is convertible into shares of common stock at an initial conversion price of $0.20 per share.  In connection with the issuance of the Convertible Promissory Note, we also issued to Richard von Tscharner a Warrant to purchase 3,620,000 shares of common stock at an exercise price of $0.20 per share and expiring on January 19, 2013.

There have been no transactions, or series of similar transactions, during 2009, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded or is expected to exceed $120,000 and in which any director of our company, any executive officer of our company, any shareholder owning of record or beneficially 5% or more of our common stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest except as otherwise disclosed in this report (a “Related Person Transaction”).

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following is a summary of the fees billed to Plastinum Polymer Technologies Corp. by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$57,711	$40,875
Audit-Related Fees	7,500	13,099
Tax Fees	4,500	4,500
All Other Fees	—	—
Total Fees	$69,711	$58,474

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

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were tax services provided in the fiscal year 2009 and 2008.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.
(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of RBSM LLP on Consolidated Financial Statements as of and for the periods ended December 31, 2009 and December 31, 2008

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations And Comprehensive Loss for the Years ended December 31, 2009 and 2008

Consolidated Statements of Deficiency in Equity for the Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for Years ended December 31, 2009 and 2008

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

4.2
Form of Warrant to Purchase Common Stock issued to purchasers of Series B-1 Convertible Preferred Stock during November 2007, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

4.3	Form of Warrant to Purchase Common Stock issued to issued to Richard von Tscharner on January 19, 2010, incorporated by reference to the Company’s Form 8-K filed on January 22, 2010.

10.1	Form of Warrant and Joinder Agreement, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

10.2	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007, incorporated by reference to the Company’s Form SB-2 filed on April 10, 2007.

10.3	Plastinum Polymer Technologies Corp. 2006 Long Term Incentive Plan, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

10.4	Convertible Loan Agreement between Plastinum Polymer Technologies Corp., Mr. Mot and Mr. Bottinelli dated July 10, 2006, incorporated by reference to the Company’s Form 10-SB filed on July 12, 2006.

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

10.7
Form of Securities Purchase Agreement entered into during November 2007 among the Company and the purchasers of the Company’s Series B-1 Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

10.8
Form of Registration Rights Agreement entered into during November 2007 among the Company and the purchasers of the Company’s Series B-1 Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on November 8, 2007.

10.9	Employment Agreement between the Company and Nils Berten, effective January 7, 2008, incorporated by reference to the Company’s Form 8-K filed on January 8, 2008.

10.10	Stock Option Grant Agreement between the Company and Jacques Mot, dated April 18, 2008, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2008.

10.11	Stock Option Grant Agreement between the Company and Nils Berten, dated April 18, 2008, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2008.

10.12	Amendment to Stock Option Grant Agreement between the Company and Jacques Mot, dated January 2, 2009, incorporated by reference to the Company’s Form 8-K filed on January 7, 2009.

10.13	Amendment to Stock Option Grant Agreement between the Company and Nils Berten, dated January 2, 2009, incorporated by reference to the Company’s Form 8-K filed on January 7, 2009.

10.14
Note Purchase Agreement and Convertible Promissory Note between the Company and Richard von Tscharner, dated January 27, 2009, incorporated by reference to the Company’s Form 8-K filed on January 29, 2009.

10.15	Note Purchase Agreement and Convertible Promissory Note between the Company and Richard von Tscharner, dated June 15, 2009, incorporated by reference to the Company’s Form 8-K filed on June 17, 2009.

10.16
Note Purchase Agreement and Convertible Promissory Note between the Company and Richard von Tscharner, dated September 25, 2009, incorporated by reference to the Company’s Form 8-K filed on September 29, 2009.

10.17
Securities Purchase Agreement and Convertible Promissory Note between the Company and Richard von Tscharner, dated January 19, 2010, incorporated by reference to the Company’s Form 8-K filed on January 22, 2010.

21.1	Subsidiaries of the Company, filed herewith.

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 15, 2010 by the undersigned, thereunto duly authorized.

PLASTINUM POLYMER TECHNOLOGIES CORP.
(Registrant)

By:	/s/ Jacques Mot
Jacques Mot
(Chief Presiding Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15, 2010 by the following persons on behalf of the registrant and in the capacities indicated:

By:	/s/ Jacques Mot
Jacques Mot
Director and CEO
(Principal Executive Officer)

By:	/s/ Robert Scherne
Robert Scherne
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Marcel Rokegem
Marcel Rokegem
Director

By:
Pierre Kladny
Director