Form 10-Q
period 2010-03-31
Plastinum Polymer Technologies Corp.
filed 2010-05-24
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
_______________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of May 17, 2010 was 102,276,391.

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended March 31, 2010
________________

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash	$223,212	$800,442
Accounts receivable	101,446	41,191
Inventory	54,183	50,942
Prepaid expense	141,857	81,944
Value added tax refunds receivable	279,398	414,482

Total current assets	800,096	1,389,001

Equipment, net	6,782,150	5,644,339

Security deposit	40,198	41,777

Total assets	$7,622,444	$7,075,117

Liabilities and deficiency in equity

Current liabilities:

Accounts payable	$3,656,587	$3,433,158
Accrued salary	207,267	187,569
Accrued interest	654,729	453,438
Convertible notes payable, net of discount of $3,618 and $11,763, respectively	496,382	488,237
Due to stockholder	28,406	26,723

Total current liabilities	5,043,371	4,589,125

Unearned subsidies received	921,530	533,317
Bank guarantee payable	16,031	16,031
Loan payable - bank	2,690,600	2,866,400
Convertible notes payable, net of discount of $1,642,105 and $766,471, respectively	6,579,895	5,283,529
Derivative liability	1,873,019	1,790,660

Total liabilities	17,124,446	15,079,062

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized,
61,650 shares issued and outstanding, net (Face value $6,165,000)	5,511,300	5,196,675

Deficiency in equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized,
100,562,251 and 99,989,113 shares issued and outstanding, respectively	1,005,622	999,891
Additional paid-in capital	10,909,603	10,078,509
Other comprehensive income	(99,360)	(62,510)
Accumulated deficit	(26,115,763)	(24,259,567)
Total Plastinum Polymer Technologies Corp. stockholders' deficit	(14,299,898)	(13,243,677)
Noncontrolling interest	(713,404)	43,057

Total deficiency in equity	(15,013,302)	(13,200,620)

Total liabilities and deficiency in equity	$7,622,444	$7,075,117

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended March 31,
	2010	2009

Sales	$109,356	$-

Cost of sales	608,248	-

Gross loss	(498,892)	-

Operating expenses:
General and administrative expenses	1,536,172	1,306,648
Research and development	192,920	476,514
Subsidy payments earned	(51,241)	(6,560)

Total operating expenses	1,677,851	1,776,602

Loss from operations	(2,176,743)	(1,776,602)

Interest expense, net	(405,515)	(48,618)
Change in fair value of derivative liability	(82,359)	28,149

Loss before provision for income taxes	(2,664,617)	(1,797,071)

Provision for income taxes	-	-

Net loss	(2,664,617)	(1,797,071)

Net loss attributable to the noncontrolling interest	808,421	180,445

Net loss attributable to Plastinum Polymer Technologies
Corp. before accretion of preferred dividends and discount	(1,856,196)	(1,616,626)

Accretion of preferred dividends and discount	(438,938)	(438,938)
Accretion of subsidiary preferred stock dividends	(51,960)	-

Net loss attributable to Plastinum Polymer Technologies
Corp. common shareholders	$(2,347,094)	$(2,055,564)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding	100,313,891	97,772,881

Comprehensive loss:
Net loss attributable to Plastinum Polymer Technologies Corp. before accretion of preferred dividends and discount	$(1,856,196)	$(1,616,626)
Foreign currency translation gain (loss)	(36,850)	82,442

Comprehensive loss	$(1,893,046)	$(1,534,184)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,664,617)	$(1,795,071)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	181,530	325,410
Amortization of debt discount	154,391	21,220
Change in fair value of derivative liability	82,359	(28,149)
Depreciation and amortization	15,801	60,729
Decrease (increase) in accounts receivable	(78,462)	29,808
(Increase) decrease in value added tax refund receivable	112,949	(79,355)
Increase in prepaid expense	(52,714)	85
Increase in inventory	(6,557)	-
Increase in accounts payable and accrued expenses	584,026	111,641
Increase in unearned subsidies	433,529	-

Cash used in operating activities	(1,237,765)	(1,355,682)

Cash flows from investing activities
Purchase of equipment	(1,539,871)	(618,290)
Cash used in investing activities	(1,539,871)	(618,290)

Cash flows from financing activities
Proceeds from sale of subsidiary preferred stock	-	1,929,600
Proceeds from sale of convertible notes	2,172,000	1,000,000
Advances (repayments) from stockholder	1,683	(2,582)

Cash provided by financing activities	2,173,683	2,927,018

Effect of exchange rate changes on cash	26,723	29,042

Net (decrease) increase in cash	(577,230)	982,088
Cash, beginning of period	800,442	134,554
Cash, end of period	$223,212	$1,116,642

Supplemental disclosure of non-cash financing activities:

Preferred dividends paid with common stock	$124,313	$241,048
Value attributed to warrants issued with convertible note	402,340	-
Beneficial conversion feature of convertible notes	619,540	227,273
Accretion of discount on redeemable preferred stock	317,327	317,327
Accretion of dividend on redeemable preferred stock	121,611	121,611
Prepaid expense applied to acquisition of fixed assets	-	17,260

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009
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

Through March 31, 2010, we have generated a relatively small amount of sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

The unaudited condensed consolidated financial statements include the accounts of Plastinum and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

Going Concern

The financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $2,664,617 and $1,797,071 for the three month periods ended March 31, 2010 and 2009, respectively, have a working capital deficit of $4,243,275 at March 31, 2010 and have generated minimal revenue through March 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is being marketed worldwide.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 and 2010 we received $8,222,000 from the sale of convertible promissory notes and in February 2009 we received $1,929,600 from the sale of preferred shares in a Dutch subsidiary. On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). During 2009 we signed our first contracts for commercial delivery of products and began production and sales of products to customers in the Netherlands. We will need to generate additional funds, through increased revenue, additional debt or equity financing, or a combination of revenue, equity or debt, in order to execute our business plan, namely, expansion through the set-up of two additional recycling plants, of which one will be in the E.U. and one will be in the U.S., as well as further expanding our current plant in Emmen, The Netherlands.  We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure additional ongoing revenue relationships for our products.

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

Plastinum incurred research and development expenses of $192,920 and $476,514 for the three month periods ended March 31, 2010 and 2009, respectively.

Major Customers

Two customers accounted for 91% of our revenues for the three months ended March 31, 2010 and for all of our accounts receivable at March 31, 2010.

Loss Per Share

We utilize ASC Topic 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 81,931,494 common share equivalents at March 31, 2010 and 50,908,306 at March 31, 2009. For the three months ended March 31, 2010 and 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities that are measured on a recurring basis at fair value as of March 31, 2010:

	Fair Value at March 31,	Fair Value Measurement Using
	2010	Level 1	Level 2	Level 3

Embedded derivatives	1,873,019			1,873,019

	$1,873,019	$	$—	$1,873,019

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion liability) for the three months ended March 31, 2010 and 2009.

	2010	2009
Balance at beginning of year	$1,790,660	$-
Additions to derivative instruments	-	1,987,557
Change in fair value of conversion liability	82,359	(28,149)

Balance at end of period	$1,873,019	$1,959,408

The following is a description of the valuation methodologies used for these items:

Embedded derivatives — these instruments consist of the embedded conversion feature of our preferred stock. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Recent Accounting Pronouncements

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

During the three months ended March 31, 2010, we issued 573,138 shares of common stock as payment of $124,313 of accrued preferred dividends.

NOTE C - REDEEMABLE PREFERRED STOCK AND WARRANT UNIT OFFERING

We have designated 120,000 shares of preferred stock as Series B Convertible Preferred Stock, which may be issued in one or more sub-series, and have authorized the issuance of 80,000 shares of a sub-series designated as Series B-1 Convertible Preferred Stock. The Series B-1 Preferred Stock is convertible into shares of our Common Stock at an initial conversion price of $0.38 per share ($0.35 adjusted conversion price at December 31, 2009), subject to adjustment for customary anti-dilution provisions. The conversion price was adjusted to $0.34 per share during the three months ended March 31, 2010 as a result of the 2010 sale of the convertible note described in Note F. Plastinum may, on or after November 1, 2010 and upon at least 30 days notice, redeem the Series B-1 Preferred Stock in full at the purchase price plus any accrued but unpaid dividends, subject to the holder’s conversion rights. Conversely, in the event of a change of control (as defined in the purchase agreement with respect to the Series B-1 Preferred Stock), or at the holder’s option at any time on or after November 1, 2010 and upon 45 days notice from a holder to Plastinum, we are required to redeem the Series B-1 Preferred Stock for the purchase price plus any accrued but unpaid dividends. The Series B-1 Preferred Stock accrues dividends at an annual rate of the Wall Street Journal Prime Rate then in effect, but not less than 8% or greater than 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

The charge to additional paid-in capital for amortization of discount and costs for the three months ended March 31, 2010 and 2009 was $317,327 for each period. The amortization has been charged to additional paid-in capital since there is a deficit in retained earnings.

For the three months ended March 31, 2010 and 2009, we have accrued dividends in the amount of $121,611 or each period. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During 2010, we issued 573,138 shares of common stock as payment of $124,313 of accrued preferred dividends.   Accrued and unpaid dividends included in the carrying value of the preferred stock at March 31, 2010 and December 31, 2009 total $100,837 and $103,539, respectively.

NOTE D - INVENTORY

Inventory at March 31, 2010 and December 31, 2009 consists of the following:

	2010	2009
Raw materials	$39,516	$38,395
Finished goods	14,667	12,547
	$54,183	$50,942

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009 is summarized as follows:

	2010	2009
Furniture, Office Equipment, Website and Improvements	$150,515	$154,714
Equipment	6,749,696	5,597,929
	6,900,211	5,752,643
Accumulated depreciation	(118,061)	(108,304)
	$6,782,150	$5,644,339

Depreciation expense recorded in the statement of operations for the three months ended March 31, 2010 and 2009 is $15,801 and $60,729, respectively. For the three months ended March 31, 2010 and 2009 $7,155 and $51,172, respectively, of depreciation expense is included in research and development expense.

During the third quarter of 2009 we revised our estimate of the useful lives of our property and equipment.

During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company capitalized equipment totaling $1,495,095 and 5,280,487 respectively.  Capitalized equipment costs are depreciated on a straight-line basis over the estimated economic lives, beginning when the equipment is placed into service.  As of March 31, 2010, the Company had equipment that was not placed in service totaling $6,351,997.

NOTE F - CONVERTIBLE NOTES PAYABLE

On January 19, 2010, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $2,172,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 19, 2013.  The Note is convertible into shares of common stock at an initial conversion price of $0.20 per share or a total of 10,860,000 shares, subject to adjustment as contained in the Note. In addition, the investor received a warrant to purchase an aggregate of 3,620,000 shares of our common stock at an exercise price of $0.20 per share. In accordance with ASC Topic 470 - 20, “Debt with Conversions and Other Options”, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $402,340 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible note. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 137%, (3) risk-free interest rate of 0.875%, (4) expected life of 1.5 years and (5) estimated fair value of Plastinum common stock of $0.22 per share. Since the effective conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $619,540. The aggregate discount of $1,021,880 will be amortized over the life of the Note. During 2010 amortization as interest expense amounted to $66,198.

During 2010 amortization as interest expense related to notes sold in 2009 and 2006 amounted to $88,193.

NOTE G – DERIVATIVE LIABILITY

At March 31, 2010 we recalculated the fair value of the conversion feature of our preferred stock subject to derivative accounting and have determined that the fair value at March 31, 2010 is $1,873,019. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 143%; (4) an expected life of the conversion feature of 1.5 years and (5) estimated fair value of Plastinum common stock of $0.20 per share.

We have recorded an expense of $82,359 during the three months ended March 31, 2010 and a gain of $28,149 during the three months ended March 31, 2009 related to the change in fair value during those periods.

NOTE H – NONCONTROLLING INTEREST

The 49% third party ownership of Polymer Technologies Corp. B.V. at March 31, 2010 is recorded as a noncontrolling interest in the consolidated financial statements.

For the three months ended March 31, 2010 the noncontrolling interest is summarized as follows:

Amount
Balance at December 31, 2009	$43,057
Accretion of noncontrolling interest preferred dividend	51,960
Noncontrolling interest’s share of losses	(808,421)
Balance at March 31, 2010	$(713,404)

During the three months ended March 31, 2010, we have recorded $51,960 of dividends related to the noncontrolling interest’s preferred stock. The dividends have not been paid. These dividends have been credited to the noncontrolling interest with a corresponding charge to additional paid-in capital since there is a deficit in retained earnings.

NOTE I – EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 2010 and 2009, we recognized $181,530 and $325,410, respectively, in compensation cost related to stock options.

NOTE J - COMMITMENTS

Rent expense for the three months ended March 31, 2010 and 2009 was $113,106 and $47,011, respectively.

NOTE K – SUBSEQUENT EVENTS

During May 2010, we issued 724,520 shares of common stock as payment of $121,611 of preferred stock dividends for the quarterly dividend payment date of April 15, 2010.

During May 2010, we issued 989,620 shares of common stock as payment of accrued consulting fees aggregating $235,215. These fees have been accrued at March 31, 2010 and December 31, 2009.

During April 2010, we completed the purchase of equipment pursuant to a capital lease. The leases call for 36 monthly payments of $6,590 Euros. Title  passes upon payment of the final installment.

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

Overview

At May 17, 2010, we were pursuing a business plan related to the Plastinum Process described below. We own and develop a patented proprietary plastic blending technology, whereby various kinds of immiscible plastics previously considered non-compatible can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds (Infinymer TM).

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

The Plastinum Process

We own and develop a patented and proprietary plastic blending technology (Blendymer TM), whereby various kinds of immiscible plastics previously considered non-compatible can be mechanically mixed into a new polymer compound (Infinymer TM). The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic waste to the creation of new thermo plastic compounds (Infinymer TM). With the Blendymer TM we are able to alter the physical properties of the Infinymer TM to meet the customer’s specifications.

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

Plan of Operation

Our plan of operation for the twelve month period following March 31, 2010 is to:

☐
Increase the capacity of  our plant in Emmen to meet the rising demand for the Infinymer TM . This includes enlarging our plant for the recycling of mixed plastic household waste from a processing capacity of 10,000 MT annually to 30,000 MT annually.

☐	Set up additional plants in the EU and the USA for the recycling of mixed plastic household waste to a processing capacity of 93,000 MT, planned for 2011.
☐	Open a commercial recycling plant in the United States, planned for 2011 through a Joint Venture or Licensing operation.
☐	Proceed with research and development for virgin market applications and the development of new virgin compounds.

We currently have budgeted approximately $8,500,000 in cash expenditures for the twelve month period following March 31, 2010, including (1) approximately $3,000,000 to cover our projected general and administrative expense during this period; (2) approximately $500,000 for research and development activities; (3) approximately $3,500,000  for the necessary capital expenditure to further expand our Netherlands plant; and (4) approximately $1,500,000 for Working Capital needs at our Netherlands plant.

The actual start of the set up of a second plant in the EU and/or in the U.S. will require us to start ordering with suppliers and making down payments to those suppliers. These amounts are not included in above cash budget as both amounts and timing are uncertain and conditional of reaching agreement with potential joint-venture partners.

From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 and 2010, we sold and issued convertible promissory notes in the aggregate principal amount of $8,222,000. We also generated sales revenues of approximately $556,000 during the year ended December 31, 2009 and $109,000 in 2010.

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

Results of Operations

Three months ended March 31, 2010 Compared to the Three months ended March 31, 2009

Sales and cost of sales

We began commercial production and sales of our products during the second quarter of 2009. Sales for the three months ended March 31, 2010 totaled $109,356 with no revenue in 2009. Cost of sales includes labor, raw materials, additives and energy cost. During the three months ended March 31, 2010 we generated a gross loss on sales of $498,892. This gross loss from current sales resulted from the transition from a pilot and testing facility to actual production plant. This is mainly due to lack of scale and start up problems with raw material delivery and pre-treatment. This also induced us to use alternative but more expensive raw materials.

Expenses and operating losses

Operating losses increased from $1,776,602 in 2009 to $2,176,743 in 2010. The increase of $400,141 was the result of the increase in gross loss on sales of $498,892 as described above, and an increase of $229,524 in general and administrative expenses, from $1,306,648 in 2009 to $1,536,172 in 2010, partially offset by a decrease in research and development expenses of $283,594, from $476,514 in 2009 to $192,920 in 2010, and an increase in earned subsidies of $44,681, from $6,560 in 2009 to $51,241 in 2010. The primary components of our general and administrative expenses for each of the periods are compensation expense, consulting and professional fees, rent and travel expenses. The increase in general and administrative expenses from 2009 to 2010 results primarily from increases in compensation expense of approximately $180,000 and in professional fees of approximately $48,000. Aggregate research and development expenses decreased in 2010 as we became operational in late 2009 and have begun to streamline our research activities to new applications. Subsidy payments received are based on expenditures for compensation, capital investments and other disbursements. Our overall expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During 2009 and 2010 we received $8,222,000 from the sale of convertible promissory notes. During February 2009 we received $1,929,600 from the sale of a non controlling interest in a Dutch subsidiary. On October 30, 2009, Plastinum Polymer Technologies Corp. BV signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). We have drawn down 2,000,000 Euros against the facility. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Liquidity and Capital Resources

As of March 31, 2010 we had a working capital deficit of $4,243,275. For the three months ended March 31, 2010, net cash used by operating activities was $1,237,765, resulting primarily from a loss of $1,856,196 and a loss attributable to the noncontrolling interest of $808,421, partially offset by non-cash charges of $434,081, an increase in accounts payable and accrued expenses of $584,026 and an increase in unearned subsidies of $433,529.

During 2010 we expended $1,539,871 for the acquisition of equipment, with $618,290 expended during the 2009 period.

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

On January 19, 2010, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $2,172,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 19, 2013.  The Note is convertible into shares of common stock at an initial conversion price of $0.20 per share or a total of 10,860,000 shares, subject to adjustment as contained in the Note. In addition, the investor received a warrant to purchase an aggregate of 3,620,000 shares of our common stock at an exercise price of $0.20 per share.

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

Recent Accounting Pronouncements

For information regarding other recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note A of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

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

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2009 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This item is not applicable.

ITEM 1A.	RISK FACTORS

This item is not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2010, Plastinum Polymer Technologies Corp. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Richard von Tscharner (the “Investor”) pursuant to which the Company sold and issued to the Investor”), in reliance on Regulation S under the Securities Act of 1933, as amended, (i) a Convertible Promissory Note in the principal amount of $2,172,000 (the “Note”) and (ii) a Warrant to purchase 3,620,000 shares of the Company’s Common Stock (the “Warrant”).

The Note accrues interest at a rate of 10% per annum and matures on January 19, 2013.  The Note is convertible into shares of the Company’s Common Stock at an initial conversion price of $0.20 per share or a total of 10,860,000 shares, subject to adjustment as contained in the Note.

The Warrant expires on January 19, 2013.  The initial exercise price of the Warrant is $0.20 per share, subject to adjustment as contained in the Warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	(REMOVED AND RESERVED)

This item is not applicable.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

4.1	Warrant, issued to Richard von Tscharner by the Company, dated January 19, 2010, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 22, 2010.

10.1
Securities Purchase Agreement and Convertible Promissory Note between the Company and Richard von Tscharner, dated January 19, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 22, 2010.

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

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: May 24, 2010	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: May 24, 2010	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Interim Chief Financial Officer