Form 10-Q
period 2010-06-30
Plastinum Polymer Technologies Corp.
filed 2010-08-23
CIK 1368044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of August 19, 2010 was 104,878,641.

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended June 30, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash	$1,232,112	$800,442
Accounts receivable	136,370	41,191
Inventory	36,787	50,942
Prepaid expense	325,426	81,944
Value added tax refunds receivable	23,359	414,482

Total current assets	1,754,054	1,389,001

Equipment, net	7,110,459	5,644,339

Security deposit	37,957	41,777

Total assets	$8,902,470	$7,075,117

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accured expenses	$1,220,215	$3,433,158
Accrued salary	114,101	187,569
Accrued interest	869,689	453,438
Convertible notes payable, net of discount of $0 and $11,763, respectively	500,000	488,237
Capital lease payable, current portion	86,171	-
Redeemable preferred stock, Series B called for redemption, 38,600 shares issued and outstanding, net (Face value $3,860,000)	3,692,991	-
Due to stockholder	31,261	26,723

Total current liabilities	6,514,428	4,589,125

Unearned subsidies received	866,590	533,317
Bank guarantee payable	16,031	16,031
Loan payable - bank	2,441,100	2,866,400
Capital lease payable, long term portion	157,979	-
Convertible notes payable, net of discount of $1,476,318 and $766,471	6,745,682	5,283,529
Derivative liability	909,980	1,790,660

Total liabilities	17,651,790	15,079,062

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized, 61,650 shares issued and outstanding, (Face value $6,165,000), net of 38,600 shares called for redemption and included in current liabilities (Face value $2,305,000), net	2,140,513	5,196,675

Deficiency in stockholders' equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized, 102,276,391 and 99,989,113 shares issued and outstanding, respectively	1,022,764	999,891
Additional paid-in capital	10,980,461	10,078,509
Other comprehensive income	(566)	(62,510)
Accumulated deficit	(27,067,918)	(24,259,567)
Total Plastinum Polymer Technologies Corp. stockholders' deficit	(15,065,259)	(13,243,677)
Noncontrolling interest	4,175,426	43,057

Total deficiency in stockholders' equity	(10,889,833)	(13,200,620)

Total liabilities and deficiency in stockholders' equity	$8,902,470	$7,075,117

See accompanying notes to these condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Sales	$200,573	$60,830	$309,929	$60,830

Cost of sales	421,738	135,886	1,029,986	135,886

Gross loss	(221,165)	(75,056)	(720,057)	(75,056)

Operating expenses:
General and administrative expenses	1,981,514	1,306,274	3,535,006	2,612,922
Research and development	112,039	455,817	304,959	932,331
Subsidy payments earned	(56,462)	(31,706)	(107,703)	(38,266)

Total operating expenses	2,037,091	1,730,385	3,732,262	3,506,987

Loss from operations	(2,258,256)	(1,805,441)	(4,452,319)	(3,582,043)

Interest expense, net	(472,624)	(85,798)	(860,819)	(134,416)
Change in fair value of derivative liability	963,039	(458,566)	880,680	(430,417)

Loss before provision for income taxes	(1,767,841)	(2,349,805)	(4,432,458)	(4,146,876)

Provision for income taxes	-	-	-	-

Net loss	(1,767,841)	(2,349,805)	(4,432,458)	(4,146,876)

Net loss attributable to the noncontrolling interest	815,686	402,516	1,624,107	582,961

Net loss attributable to Plastinum Polymer Technologies Corp. before accretion of preferred dividends and discount	(952,155)	(1,947,289)	(2,808,351)	(3,563,915)

Accretion of preferred dividends and discount	(402,502)	(443,815)	(841,440)	(882,753)
Accretion of subsidiary preferred stock dividends	(47,854)	-	(99,814)	-

Net loss attributable to Plastinum Polymer Technologies Corp. common shareholders	$(1,402,511)	$(2,391,104)	$(3,749,605)	$(4,446,668)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average shares outstanding	101,471,461	98,681,749	100,895,874	98,229,826

Comprehensive loss:
Net loss	$(952,155)	$(1,947,289)	$(2,808,351)	$(3,563,915)
Foreign currency translation gain (loss)	108,788	(28,842)	71,938	53,600

Comprehensive loss	$(843,367)	$(1,976,131)	$(2,736,413)	$(3,510,315)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(4,432,458)	$(4,146,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	363,060	650,819
Amortization of debt discount	323,796	58,293
Amortization of discount on redeemable preferred stock as interest expense	41,313	-
Change in fair value of derivative liability	(880,680)	430,417
Depreciation and amortization	198,861	163,391
Decrease (increase) in accounts receivable	(123,671)	(28,995)
(Increase) decrease in value added tax refund receivable	359,328	(38,144)
Increase in prepaid expense	(262,719)	(23,798)
(Increase) decrease in inventory	7,192	(67,359)
Increase in deposits	-	(21,450)
Increase (decrease) in accounts payable and accrued expenses	(1,369,600)	294,898
Increase in unearned subsidies	449,568	-

Cash used in operating activities	(5,326,010)	(2,728,804)

Cash flows from financing activities
Purchase of equipment	(2,417,172)	(990,162)
Cash used in investing activities	(2,417,172)	(990,162)

Cash flows from financing activities
Proceeds from sale of subsidiary common stock	6,115,300	-
Proceeds from sale of subsidiary preferred stock	-	1,929,600
Cost of sale of subsidiary common stock	(458,638)	-
Proceeds from sale of note and convertible notes	4,833,080	4,050,000
Repayment of note	(2,661,080)	-
Payments on capital lease	(15,656)	-
Advances from stockholder	4,538	1,367

Cash provided by financing activities	7,817,544	5,980,967

Effect of exchange rate changes on cash	357,308	52,970

Net increase in cash	431,670	2,314,971
Cash, beginning of period	800,442	134,554
Cash, end of period	$1,232,112	$2,449,525

Supplemental disclosure of non-cash financing activities:

Preferred dividends paid with common stock	$245,924	$362,659
Value attributed to warrants issued with convertible note	402,340	-
Beneficial conversion feature of convertible notes	619,540	881,494
Accretion of discount on redeemable preferred stock	638,180	638,180
Accretion of dividend on redeemable preferred stock	244,573	244,573
Prepaid expense applied to acquisition of fixed assets	-	17,260
Equipment acquired pursuant to capital lease	281,808	-
Common stock issued as payment of accrued consulting fees	235,215	-

See accompanying notes to  these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009
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

Through June 30, 2010, we have generated a relatively small amount of sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

The unaudited condensed consolidated financial statements include the accounts of Plastinum and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Proposed Reorganization

We currently anticipate undertaking a reorganization, subject to stockholder approval, whereby shares of our common stock will no longer publicly trade in the United States, but instead our business operations, which are controlled by PPT Holding B.V., a Dutch company and currently a subsidiary of ours (“PPT”), will publicly trade under PPT on a European securities market and the holders of our securities will become holders of similar PPT securities (the “Reorganization”).

The Reorganization will be accomplished by (i) the transfer by us to PPT of our liabilities against the settlement of a receivable that we have from PPT, (ii) the transfer by us to PPT of our assets (other than our share ownership in PPT) as a contribution of share premium on our share ownership in PPT, (iii) the holders of our securities receiving similar securities in PPT via a liquidating distribution from us, (iv) PPT converting from a B.V. (a Dutch private limited liability company) into Plastinum Polymer Technologies N.V. (a Dutch public limited liability company), (v) the shares of PPT being publicly traded on the NYSE Alternext market in Amsterdam and (vi) the shares of our Common Stock being deregistered under the U.S. Securities Exchange Act of 1934.

If approved by our stockholders, the Reorganization will be consummated and become effective as soon as practicable after the date of the granting of approval by the stockholders and the satisfaction or waiver of all other closing conditions, including the shares of PPT being traded on the Alternext market.  After the Reorganization, our stockholders will own an interest in Plastinum Polymer Technologies N.V. (“Plastinum Netherlands”) which will be engaged in the same business that we, through PPT, were engaged in before the Reorganization. Our stockholders’ proportionate ownership in our current business and voting rights will not change as a result of the Reorganization. However, 15.93% of the ownership interest in Plastinum Netherlands will continue be held by other investors as a result of investments they previously made directly in Plastinum Netherlands.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

Going Concern

The financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $4,432,458 and $4,146,876 for the six month periods ended June 30, 2010 and 2009, respectively, have a working capital deficit of $4,760,374 at June 30, 2010 and have generated minimal revenue through June 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is being marketed worldwide.

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Preferred Stock"), each holder of shares of Preferred Stock is entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010.  On June 18, 2010, we received a demand from a significant holder of shares of our Preferred Stock that those shares be redeemed by us on November 1, 2010 (the “Demanded Redemption”).  The Demanded Redemption will require us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  We do not currently have sufficient cash on hand to make the Demanded Redemption.  Therefore, we will need to raise such funds prior to November 1, 2010 in order to comply with the Demanded Redemption. In the event such funds are raised through equity investments in the Company, current investors in the Company may incur significant dilution.  Should we be unable to raise the cash necessary to make the Demanded Redemption by November 1, 2010, such holder would become a creditor of the Company and as a creditor, could seek to obtain a judgment against the Company for the amount of the Demanded Redemption. In the event such holder obtains a judgment against the Company and seeks to enforce such judgment against the Company, we may be forced into seeking protection under bankruptcy laws, which could result in the stockholders' equity in the Company being rendered worthless.  Additionally, though no additional redemption demands have been received to date, other holders of shares of our Preferred Stock may also make redemption demands effective November 1, 2010 for an aggregate additional redemption price of $2,305,000 plus any accrued and unpaid dividends for all other outstanding shares our Preferred Stock.  Should we receive such additional redemption demands, we will need to raise additional funds to meet such additional redemption demands.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 and 2010 we received $8,222,000 from the sale of convertible promissory notes and in February 2009 we received $1,929,600 from the sale of preferred shares in a Dutch subsidiary. On June 4, 2010, we entered into a Participation Agreement (the “Participation Agreement”) with an investor, pursuant to which we sold and issued to the investor a 15% equity stake in our Dutch subsidiary, PPT Holding B.V. (“PPT”).  In connection with such sale, a “put” right was granted whereby the investor has the right to exchange the equity stake he received in PPT under the Participation Agreement for such number of shares of our Common Stock equivalent to 15% of our Common Stock, on a fully-diluted basis, in the event that the Reorganization (described above) does not take place.  An additional 0.93% interest in PPT was sold in July 2010 to several individual investors for $375,000.  As a result of the June 4, 2010 Participation Agreement, during June 2010, we received net proceeds of approximately $5,656,662 (4,625,000 Euros). On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). During 2009 we signed our first contracts for commercial delivery of products and began production and sales of products to customers in the Netherlands. We will need to generate additional funds, through increased revenue, additional debt or equity financing, or a combination of revenue, equity or debt, in order to execute our business plan, namely, expansion through the set-up of two additional recycling plants, of which one will be in the E.U. and one will be in the U.S., as well as further expanding our current plant in Emmen, The Netherlands.  We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure additional ongoing revenue relationships for our products.

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

Plastinum incurred research and development expenses of $112,039 and $455,817 for the three month periods ended June 30, 2010 and 2009, respectively, and $304,959 and $932,331 for the six month periods ended June 30, 2010 and 2009, respectively.

Major Customers

Two customers accounted for 93% of our revenues for the six months ended June 30, 2010 and for 93% of our accounts receivable at June 30, 2010.

Loss Per Share

We utilize ASC Topic 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 85,796,127 common share equivalents at June 30, 2010 and 59,307,748 at June 30, 2009. For the three and six months ended June 30, 2010 and 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities that are measured on a recurring basis at fair value as of March 31, 2010:

	Fair Value at June 30,	Fair Value Measurement Using
	2010	Level 1	Level 2	Level 3

Embedded derivatives	909,980			909,980

	$909,980	$	$—	$909,980

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion liability) for the six months ended June 30, 2010 and 2009.

	2010	2009
Balance at beginning of year	$1,790,660	$-
Additions to derivative instruments	-	1,987,557
Change in fair value of conversion liability	(880,680)	430,417

Balance at end of period	$909,980	$2,417,974

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

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effectively immediately. The new guidance does not have an effect on it’s the Company’s results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which clarifies certain existing disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

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

During the six months ended June 30, 2010, we issued 1,297,658 shares of common stock as payment of $245,924 of accrued preferred dividends.

During the three months ended June 30, 2010, we issued 989,620 shares of common stock as payment of $235,215 of accrued consulting fees.

During June 2010, we received net proceeds of approximately $5,656,662 (4,625,000 Euros) from the sale of a 15% interest (representing newly issued shares) in our previously wholly owned subsidiary, PPT Holding B.V.This amount is included as a part of the noncontrolling interest in the financial statements.

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

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Preferred Stock"), each holder of shares of Preferred Stock is entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010.  On June 18, 2010, we received a demand from a significant holder of shares of our Preferred Stock that those shares be redeemed by us on November 1, 2010 (the “Demanded Redemption”).  The Demanded Redemption will require us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  We do not currently have sufficient cash on hand to make the Demanded Redemption.  Therefore, we will need to raise such funds prior to November 1, 2010 in order to comply with the Demanded Redemption. In the event such funds are raised through equity investments in the Company, current investors in the Company may incur significant dilution.  Should we be unable to raise the cash necessary to make the Demanded Redemption by November 1, 2010, such holder would become a creditor of the Company and as a creditor, could seek to obtain a judgment against the Company for the amount of the Demanded Redemption. In the event such holder obtains a judgment against the Company and seeks to enforce such judgment against the Company, we may be forced into seeking protection under bankruptcy laws, which could result in the stockholders' equity in the Company being rendered worthless.  Additionally, though no additional redemption demands have been received to date, other holders of shares of our Preferred Stock may also make redemption demands effective November 1, 2010 for an aggregate additional redemption price of $2,305,000 plus any accrued and unpaid dividends for all other outstanding shares our Preferred Stock.  Should we receive such additional redemption demands, we will need to raise additional funds to meet such additional redemption demands.

We have reclassified the carrying value of the redeemable preferred stock for which we have received a redemption notification as a current liability. We have charged the amortization of discount and costs and accretion of dividends on these shares to interest expense, commencing with the date of the redemption notification and reclassification to current liability. The charge to interest expense was $41,313.

The charge to additional paid-in capital for amortization of discount and costs for the three months ended June 30, 2010 and 2009 was $292,371 and $320,853, respectively. The charge to additional paid-in capital for amortization of discount and costs for the six months ended June 30, 2010 and 2009 was $609,698 and $638,180, respectively. The amortization has been charged to additional paid-in capital since there is a deficit in retained earnings.

For the three months ended June 30, 2010 and 2009, we have accrued dividends in the amount of $122,962 for each period. For the six months ended June 30, 2010 and 2009, we have accrued dividends in the amount of $244,573 for each period. The charge to additional paid-in capital for the three months ended June 30, 2010 and 2009 was $110,131 and $122,962, respectively. The charge to additional paid-in capital for the six months ended June 30, 2010 and 2009 was $231,742 and $244,573, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the preferred stock. During 2010, we issued 1,297,658 shares of common stock as payment of $245,924 of accrued preferred dividends. Accrued and unpaid dividends included in the carrying value of the preferred stock at June 30, 2010 and December 31, 2009 total $102,188 and $103,539, respectively.

NOTE D - INVENTORY

Inventory at June 30, 2010 and December 31, 2009 consists of the following:

	2010	2009
Raw materials	$25,787	$38,395
Finished goods	11,000	12,547
	$36,787	$50,942

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 is summarized as follows:

	2010	2009
Furniture, Office Equipment, Website and Improvements	$154,020	$154,714
Equipment	7,233,743	5,597,929
	7,387,763	5,752,643
Accumulated depreciation	(277,304)	(108,304)
	$7,110,459	$5,644,339

Depreciation expense recorded in the statement of operations for the three months ended June 30, 2010 and 2009 is $183,060 and $102,662, respectively. For the three months ended June 30, 2010 and 2009 ($4,092) and $90,693, respectively, of depreciation expense is included in research and development expense.

Depreciation expense recorded in the statement of operations for the six months ended June 30, 2010 and 2009 is $198,861 and $163,391, respectively. For the six months ended June 30, 2010 and 2009 $3,063 and $141,865, respectively, of depreciation expense is included in research and development expense.

During the third quarter of 2009 we revised our estimate of the useful lives of our property and equipment.

During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company capitalized equipment totaling $1,495,095 and 5,280,487 respectively.  Capitalized equipment costs are depreciated on a straight-line basis over the estimated economic lives, beginning when the equipment is placed into service.  As of March 31, 2010, the Company had equipment that was not placed in service totaling $6,351,997. All of this equipment was placed in service during the second quarter of 2010.

NOTE F - CONVERTIBLE NOTES PAYABLE

On January 19, 2010, we entered into a Note Purchase Agreement with an investor pursuant to which we sold and issued a convertible promissory note in the principal amount of $2,172,000 (the “Note”).  The Note accrues interest at a rate of 10% per annum and matures on January 19, 2013.  The Note is convertible into shares of common stock at an initial conversion price of $0.20 per share or a total of 10,860,000 shares, subject to adjustment as contained in the Note. In addition, the investor received a warrant to purchase an aggregate of 3,620,000 shares of our common stock at an exercise price of $0.20 per share. In accordance with ASC Topic 470 - 20, “Debt with Conversions and Other Options”, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $402,340 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible note. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 137%, (3) risk-free interest rate of 0.875%, (4) expected life of 1.5 years and (5) estimated fair value of Plastinum common stock of $0.22 per share. Since the effective conversion price was less than the fair value of our common stock on the date of issue we have recorded a beneficial conversion feature in the amount of $619,540. The aggregate discount of $1,021,880 will be amortized over the life of the Note. During the three and six months ended June 30, 2010 amortization as interest expense amounted to $84,846 and $151,044, respectively.

During the three and six months ended June 30, 2010 amortization as interest expense related to notes sold in 2009 and 2006 amounted to $81,212 and $169,405, respectively.

NOTE G – DERIVATIVE LIABILITY

At June 30, 2010 we recalculated the fair value of the conversion feature of our preferred stock subject to derivative accounting and have determined that the fair value at June 30, 2010 is $909,980. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 134%; (4) an expected life of the conversion feature of 1.5 years and (5) estimated fair value of Plastinum common stock of $0.13 per share.

We have recorded a gain of $963,039 during the three months ended June 30, 2010 and a charge of $458,566 during the three months ended June 30, 2009, respectively, related to the change in fair value during those periods.

We have recorded a gain of $880,680 during the six months ended June 30, 2010 and a charge of $430,417 during the six months ended June 30, 2009, respectively, related to the change in fair value during those periods.

NOTE H – NONCONTROLLING INTEREST

On June 4, 2010, we entered into a Participation Agreement (the “Participation Agreement”) with an investor, pursuant to which we sold and issued to the investor a 15% equity stake in our Dutch subsidiary, PPT Holding B.V. (“PPT”).  In connection with such sale, a “put” right was granted whereby the investor has the right to exchange the equity stake he received in PPT under the Participation Agreement for such number of shares of our Common Stock equivalent to 15% of the our Common Stock, on a fully-diluted basis, or 32,675,608 shares of Common Stock, in the event that the Reorganization (described under “Management’s Plan of Operation – Proposed Reorganization”) does not take place.  An additional 0.93% interest in PPT was sold in July to several individual investors for $375,000.  As a result of the June 4, 2010 Participation Agreement, during  June 2010, we received net proceeds of approximately $5,656,662 (4,625,000 Euros).

The 49% third party ownership of Polymer Technologies Corp. B.V. and the 15% third party ownership of PPT Holding B.V.at June 30, 2010 are recorded as a noncontrolling interest in the consolidated financial statements.

For the six months ended June 30, 2010 the noncontrolling interest is summarized as follows:

Amount
Balance at December 31, 2009	$43,057
Third party investment	5,656,662
Accretion of noncontrolling interest preferred dividend	99,814
Noncontrolling interest’s share of losses	(1,624,107)
Balance at June 30, 2010	$4,175,426

During the three and six months ended June 30, 2010, we have recorded $47,854 and $99,814, respectively, of dividends related to the Polymer Technologies Corp. B.V. noncontrolling interest’s preferred stock. The dividends have not been paid. These dividends have been credited to the noncontrolling interest with a corresponding charge to additional paid-in capital since there is a deficit in retained earnings.

NOTE I – EMPLOYEE STOCK OPTIONS

During the three months ended June 30, 2010 and 2009, we recognized $181,530 and $325,409, respectively, in compensation cost related to stock options.

During the six months ended June 30, 2010 and 2009, we recognized $363,060 and $650,819, respectively, in compensation cost related to stock options.

NOTE J - COMMITMENTS

Rent expense for the three months ended June 30, 2010 and 2009 was $97,329 and $77,502, respectively. Rent expense for the six months ended June 30, 2010 and 2009 was $210,435 and $124,513, respectively.

NOTE K - SUBSEQUENT EVENTS

During July 2010 we received $375,000 upon the sale of 0.93% of PPT newly issued common stock.

During July 2010 we issued 102,250 shares of our common stock as payment for services.

During August 2010 we received $562,500 from the sale of 2,500,000 shares of our common stock.

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

Overview

At May 17, 2010, we were pursuing a business plan related to the Plastinum Process described below. We own and develop a patented proprietary plastic blending technology, whereby various kinds of immiscible plastics previously considered non-compatible can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds (Infinymer TM ).

Through March 31, 2009 we were considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities” . We began production and sales of products during the second quarter of 2009 and exited the development stage. As of the beginning of 2010, we have an operating capacity of 10,000 metric tons per year.

The Plastinum Process

We own and develop a patented and proprietary plastic blending technology (Blendymer TM ), whereby various kinds of immiscible plastics previously considered non-compatible can be mechanically mixed into a new polymer compound (Infinymer TM ). The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic waste to the creation of new thermo plastic compounds (Infinymer TM ). With the Blendymer TM we are able to alter the physical properties of the Infinymer TM to meet the customer’s specifications.

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

Proposed Reorganization

We currently anticipate undertaking a reorganization, subject to stockholder approval, whereby shares of our Common Stock will no longer publicly trade in the United States, but instead our business operations, which are controlled by PPT Holding B.V., a Dutch company and currently a subsidiary of ours (“PPT”), will publicly trade under PPT on a European securities market and the holders of our securties will become holders of similar PPT securities (the “Reorganization”).

The Reorganization will be accomplished by (i) the transfer by us to PPT of our liabilities against the settlement of a receivable that we have from PPT, (ii) the transfer by us to PPT of our assets (other than our share ownership in PPT) as a contribution of share premium on our share ownership in PPT, (iii) the holders of our securities receiving similar securities in PPT via a liquidating distribution from us, (iv) PPT converting from a B.V. (a Dutch private limited liability company) into Plastinum Polymer Technologies N.V. (a Dutch public limited liability company), (v) the shares of PPT being publicly traded on the NYSE Alternext market in Amsterdam and (vi) the shares of our Common Stock being deregistered under the U.S. Securities Exchange Act of 1934.

If approved by our stockholders, the Reorganization will be consummated and become effective as soon as practicable after the date of the granting of approval by the stockholders and the satisfaction or waiver of all other closing conditions, including the shares of PPT being traded on the Alternext market.  After the Reorganization, our stockholders will own an interest in Plastinum Polymer Technologies N.V. (“Plastinum Netherlands”) which will be engaged in the same business that we, through PPT, were engaged in before the Reorganization. Our stockholders’ proportionate ownership in our current business and voting rights will not change as a result of the Reorganization. However, 15.93% of the ownership interest in Plastinum Netherlands will continue be held by other investors as a result of investments they previously made directly in Plastinum Netherlands.

Plan of Operation

Our plan of operation for the twelve month period following June 30, 2010 is to:

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

We currently have budgeted approximately $8,500,000 in cash expenditures for the twelve month period following June 30, 2010, including (1) approximately $3,000,000 to cover our projected general and administrative expense during this period; (2) approximately $500,000 for research and development activities; (3) approximately $3,500,000  for the necessary capital expenditure to further expand our Netherlands plant; and (4) approximately $1,500,000 for Working Capital needs at our Netherlands plant.

The actual start of the set up of a second plant in the EU and/or in the U.S. will require us to start ordering with suppliers and making down payments to those suppliers. These amounts are not included in above cash budget as both amounts and timing are uncertain and conditional of reaching agreement with potential joint-venture partners.

From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 and 2010, we sold and issued convertible promissory notes in the aggregate principal amount of $8,222,000. We also generated sales revenues of approximately $556,000 during the year ended December 31, 2009 and $310,000 in 2010.

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

On June 4, 2010, we entered into a Participation Agreement (the “Participation Agreement”) with an investor, pursuant to which we sold and issued to the investor a 15% equity stake in our Dutch subsidiary, PPT Holding B.V. (“PPT”).  In connection with such sale, a “put” right was granted whereby the investor has the right to exchange the equity stake he received in PPT under the Participation Agreement for such number of shares of our Common Stock equivalent to 15% of the our Common Stock, on a fully-diluted basis, in the event that the Reorganization (described under “Management’s Plan of Operation – Proposed Reorganization”) does not take place.  An additional 0.93% interest in PPT was sold in July to several individual investors for $375,000.  As a result of the June 4, 2010 Participation Agreement, during  June 2010, we received net proceeds of approximately $5,656,662 (4,625,000 Euros).

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

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Sales and cost of sales

We began commercial production and sales of our products during the second quarter of 2009. Sales for the three months ended June 30, 2010 totaled $200,573, with sales of $60,830 during the three months ended June 30, 2009. Cost of sales includes labor, raw materials, additives and energy cost. During the three month periods ended June 30, 2010 and 2009 we generated gross losses on sales of $221,165 and $75,056, respectively. The gross losses from current sales resulted from the transition from a pilot and testing facility to actual production plant. This is mainly due to lack of scale and start up problems with raw material delivery and pre-treatment. This also induced us to use alternative but more expensive raw materials.

Expenses and operating losses

Operating losses increased from $1,805,441 in 2009 to $2,258,256 in 2010. The increase of $452,815 was the result of the increase in gross loss on sales of $146,109 as described above, an increase of $675,240 in general and administrative expenses, from $1,306,274 in 2009 to $1,981,514 in 2010, partially offset by a decrease in research and development expenses of $343,778, from $455,817 in 2009 to $112,039 in 2010, and an increase in earned subsidies of $24,756, from $31,706 in 2009 to $56,462 in 2010. The primary components of our general and administrative expenses for each of the periods are compensation expense, consulting and professional fees, rent and travel expenses. The increase in general and administrative expenses from 2009 to 2010 results primarily from increases in compensation expense of approximately $155,000, professional fees of approximately $38,000 and depreciation of approximately $171,000. Aggregate research and development expenses decreased in 2010 as we became operational in late 2009 and have begun to streamline our research activities to new applications. Subsidy payments received are based on expenditures for compensation, capital investments and other disbursements. Our overall expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During 2009 and 2010 we received $8,222,000 from the sale of convertible promissory notes. During June 2010, we received net proceeds of approximately $5,656,662 (4,625,000 Euros) from the sale of a 15% interest (representing newly issued shares) in our previously wholly owned subsidiary, PPT Holding B.V. During February 2009 we received $1,929,600 from the sale of a non controlling interest in a Dutch subsidiary. On October 30, 2009, Plastinum Polymer Technologies Corp. BV signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). We have drawn down 2,000,000 Euros against the facility. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Six months ended June 30, 2010 Compared to the Six months ended June 30, 2009

Sales and cost of sales

We began commercial production and sales of our products during the second quarter of 2009. Sales for the six months ended June 30, 2010 and 2009 totaled $309,929 and $60,830, respectively. Cost of sales includes labor, raw materials, additives and energy cost. During the six month periods ended June 30, 2010 and 2009 we generated gross losses on sales of $720,057 and $75,056, respectively. The gross losses from current sales resulted from the transition from a pilot and testing facility to actual production plant. This is mainly due to lack of scale and start up problems with raw material delivery and pre-treatment. This also induced us to use alternative but more expensive raw materials.

Expenses and operating losses

Operating losses increased from $3,582,043 in 2009 to $4,452,319 in 2010. The increase of $870,276 was the result of the increase in gross loss on sales of $645,001 as described above, and an increase of $922,084 in general and administrative expenses, from $2,612,922 in 2009 to $3,535,006 in 2010, partially offset by a decrease in research and development expenses of $627,372, from $932,331 in 2009 to $304,959 in 2010, and an increase in earned subsidies of $69,437, from $38,266 in 2009 to $107,703 in 2010. The primary components of our general and administrative expenses for each of the periods are compensation expense, consulting and professional fees, rent and travel expenses. The increase in general and administrative expenses from 2009 to 2010 results primarily from increases in compensation expense of approximately $333,000, professional fees of approximately $86,000, rent of approximately $86,000 and depreciation of approximately $174,000. Aggregate research and development expenses decreased in 2010 as we became operational in late 2009 and have begun to streamline our research activities to new applications. Subsidy payments received are based on expenditures for compensation, capital investments and other disbursements. Our overall expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During 2009 and 2010 we received $8,222,000 from the sale of convertible promissory notes. During  June 2010, we received net proceeds of approximately $5,656,662 (4,625,000 Euros) from the sale of a 15% interest (representing newly issued shares) in our previously wholly owned subsidiary, PPT Holding B.V. During February 2009 we received $1,929,600 from the sale of a non controlling interest in a Dutch subsidiary. On October 30, 2009, Plastinum Polymer Technologies Corp. BV signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). We have drawn down 2,000,000 Euros against the facility. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Liquidity and Capital Resources

As of June 30, 2010 we had a working capital deficit of $4,760,374. For the six months ended June 30, 2010, net cash used by operating activities was $5,326,010, resulting primarily from a loss of $4,432,458 and a decrease in accounts payable and accrued expenses of $1,369,600, partially offset by an increase in unearned subsidies of $449,568.

During 2010 we expended $2,417,172 for the acquisition of equipment, with $990,162 expended during the 2009 period.

On June 4, 2010, we entered into a Participation Agreement (the “PPT Participation Agreement”) with an investor, pursuant to which we sold and issued to the investor a 15% equity stake in our Dutch subsidiary, PPT Holding B.V. (“PPT”).  In connection with such sale, a “put” right was granted whereby the investor has the right to exchange the equity stake he received in PPT under the PPT Participation Agreement for such number of shares of our Common Stock equivalent to 15% of the our Common Stock, on a fully-diluted basis, in the event that the Reorganization (described under “Management’s Plan of Operation – Proposed Reorganization”) does not take place.  An additional 0.93% interest in PPT was sold in July to several individual investors for $375,000.  As a result of the June 4, 2010 Participation Agreement, during June 2010, we received net proceeds of approximately $5,656,662 (4,625,000 Euros).

The third party investment in PPT is recorded as a non controlling interest in the financial statements.

On February 16, 2009, pursuant to a Participation and Shareholders’ Agreement (the “NOM Participation Agreement”) among (i) Plastinum Polymer Technologies Corp. B.V., an indirect previously wholly-owned Dutch subsidiary of the Company (the “BV”), (ii) PPT Holding B.V., our direct, wholly-owned Dutch subsidiary and owner of our interest in the BV, (iii) Jacques Mot, our Chief Executive Officer and (iv) N.V. NOM,  Investerings- en ontwikkelingsmaatschappij voor Noord-Nederland, a Dutch public limited company (“NOM”) with the State of the Netherlands (Ministry of Economic Affairs) and the provinces of Groningen, Friesland and Drenthe as its shareholders, NOM invested € 1,500,000 ($1,929,600) in the BV and in return received preferential shares in the BV giving NOM a 49% share in the profits of the BV.

Pursuant to the terms of the NOM Participation Agreement, (i) the preferential shares received by NOM are entitled to cumulative annual 10% dividends, (ii) the preferential shares received by NOM may be repurchased from NOM by the BV at any time for 150% of the purchase price originally paid for the preferential shares by NOM and (iii) if not repurchased by the BV by January 1, 2013, the preferential shares received by NOM may be converted by NOM into 49% of the ordinary shares of the BV.

The NOM Participation Agreement also provides for, among other things, (i) anti-dilution protection for NOM  in the event shares in the BV are sold at a lower valuation than that at which NOM made its investment , (ii) restrictions on transfer of shares in the BV, (iii) provisions regarding the operation of the board of directors of the BV, (iv) restrictions on dividend payments by the BV  until the dividends payable on the preferential shares received by NOM are paid and (v) certain non-competition provisions governing the BV and Mr. Mot.  Further, in the event of a conversion by NOM of its preferential shares in the BV, the following dividend policy will be in effect at the BV: (i) when the solvency of the BV is below 30%, no dividends will be paid; (ii) when the solvency of the BV is between 30% and 50%, 50% of the BV’s net income will be paid out as dividends; and (iii) when the solvency of the BV is over 50%, 100% of the BV’s net income will be paid out as dividends.

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

For the six months ended June 30, 2009, net cash used by operating activities was $2,728,804, resulting primarily from a loss of $4,146,876 partially offset by a non-cash charges of $650,819 for stock based compensation, $488,710 for amortization of debt discount and change in fair value of derivative liability and $163,391 of depreciation and amortization..

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

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Preferred Stock"), each holder of shares of Preferred Stock is entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010.  On June 18, 2010, we received a demand from a significant holder of shares of our Preferred Stock that those shares be redeemed by us on November 1, 2010 (the “Demanded Redemption”).  The Demanded Redemption will require us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  We do not currently have sufficient cash on hand to make the Demanded Redemption.  Therefore, we will need to raise such funds prior to November 1, 2010 in order to comply with the Demanded Redemption. In the event such funds are raised through equity investments in the Company, current investors in the Company may incur significant dilution.  Should we be unable to raise the cash necessary to make the Demanded Redemption by November 1, 2010, such holder would become a creditor of the Company and as a creditor, could seek to obtain a judgment against the Company for the amount of the Demanded Redemption. In the event such holder obtains a judgment against the Company and seeks to enforce such judgment against the Company, we may be forced into seeking protection under bankruptcy laws, which could result in the stockholders' equity in the Company being rendered worthless.  Additionally, though no additional redemption demands have been received to date, other holders of shares of our Preferred Stock may also make redemption demands effective November 1, 2010 for an aggregate additional redemption price of $2,305,000 plus any accrued and unpaid dividends for all other outstanding shares our Preferred Stock.  Should we receive such additional redemption demands, we will need to raise additional funds to meet such additional redemption demands.

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

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Preferred Stock"), each holder of shares of Preferred Stock is entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010.  On June 18, 2010, we received a demand from a significant holder of shares of our Preferred Stock that those shares be redeemed by us on November 1, 2010 (the “Demanded Redemption”).  The Demanded Redemption will require us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  We do not currently have sufficient cash on hand to make the Demanded Redemption.  Therefore, we will need to raise such funds prior to November 1, 2010 in order to comply with the Demanded Redemption. In the event such funds are raised through equity investments in the Company, current investors in the Company may incur significant dilution.  Should we be unable to raise the cash necessary to make the Demanded Redemption by November 1, 2010, such holder would become a creditor of the Company and as a creditor, could seek to obtain a judgment against the Company for the amount of the Demanded Redemption. In the event such holder obtains a judgment against the Company and seeks to enforce such judgment against the Company, we may be forced into seeking protection under bankruptcy laws, which could result in the stockholders' equity in the Company being rendered worthless.  Additionally, though no additional redemption demands have been received to date, other holders of shares of our Preferred Stock may also make redemption demands effective November 1, 2010 for an aggregate additional redemption price of $2,305,000 plus any accrued and unpaid dividends for all other outstanding shares our Preferred Stock.  Should we receive such additional redemption demands, we will need to raise additional funds to meet such additional redemption demands.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This item is not applicable.

ITEM 1A.	RISK FACTORS

An investment in shares of our common stock is very speculative and involves a very high degree of risk.  An investment in our company is suitable only for the persons who can afford the loss of their entire investment.  Accordingly, in addition to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010, as well as other information set forth therein, in making an investment decision with respect to our securities, investors should carefully consider the following risk factor.

We have Received a Demand for Redemption of a Substantial Portion of our Outstanding Series B-1 Convertible Preferred Stock

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Preferred Stock"), each holder of shares of Preferred Stock is entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010.  On June 18, 2010, we received a demand from a significant holder of shares of our Preferred Stock that those shares be redeemed by us on November 1, 2010 (the “Demanded Redemption”).  The Demanded Redemption will require us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.

We do not currently have sufficient cash on hand to make the Demanded Redemption.  Therefore, we will need to raise such funds prior to November 1, 2010 in order to comply with the Demanded Redemption. In the event such funds are raised through equity investments in the Company, current investors in the Company may incur significant dilution.  Should we be unable to raise the cash necessary to make the Demanded Redemption by November 1, 2010, such holder would become a creditor of the Company and as a creditor, could seek to obtain a judgment against the Company for the amount of the Demanded Redemption. In the event such holder obtains a judgment against the Company and seeks to enforce such judgment against the Company, we may be forced into seeking protection under bankruptcy laws, which could result in the stockholders' equity in the Company being rendered worthless.

Additionally, though no additional redemption demands have been received to date, other holders of shares of our Preferred Stock may also make redemption demands effective November 1, 2010 for an aggregate additional redemption price of $2,305,000 plus any accrued and unpaid dividends for all other outstanding shares our Preferred Stock.  Should we receive such additional redemption demands, we will need to raise additional funds to meet such additional redemption demands.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2010, Plastinum Polymer Technologies Corp. (the “Company”) entered into a Participation Agreement (the “Participation Agreement”) with Richard von Tscharner (the “Investor”), pursuant to which the Company sold and issued to the Investor a 15% equity stake in the Company’s Dutch subsidiary, PPT Holding B.V. (“PPT”), for 5 million Euros.  The payment of the 5 million Euros was made in two installments, whereby a first installment of 3 million Euros was paid by RT to PPT, out of which funds PPT repaid a Bridge Loan previously made by RT to PPT on April 16, 2010 (including accrued interest thereon), and a second installment of 2 million Euros was paid by the Investor to PPT.

The Participation Agreement was entered into between the parties with the understanding that the Company is contemplating a reorganization which would result in the Company’s securities no longer being traded in the United States, but instead the Company’s business operations, which are controlled by its subsidiary PPT Holding B.V. (“PPT”), will be publicly traded under PPT on a European securities market and the Company security holders will become PPT security holders (the “Reorganization”).  Pursuant to the Participation Agreement, among other things, the Investor received a “put” right to exchange the equity stake it received in PPT thereunder for such number of shares of the Company’s Common Stock equivalent to 15% of the Company’s Common Stock, on a fully-diluted basis, or 32,675,608 shares of Common Stock, in the event that the Reorganization does not take place.  Such “put” right was granted without registration under the Securities Act of 1933, as amended, in reliance on Regulation S thereunder (“Regulation S”).

On July 20, 2010, in reliance on Section 4(2) under the Securities Act, we issued 102,250 shares of Common Stock to Robert C. Scherne in partial consideration for services provided by Mr. Scherne as Interim Chief Financial Officer.

On August 10, 2010, the Company sold 2,500,000 shares of its Common Stock to Mr. Georges Bindschedler for a purchase price of $0.225 per share, or an aggregate of $562,500, in reliance on Regulation S.

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

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: August 23, 2010	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: August 23, 2010	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Interim Chief Financial Officer