Form 10-Q
period 2010-09-30
Plastinum Polymer Technologies Corp.
filed 2011-04-18
CIK 1368044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of April 6, 2011 was 105,875,899.

PLASTINUM POLYMER TECHNOLOGIES CORP.

Form 10-Q
For the Quarter Ended September 30, 2010

PART I – FINANCIAL INFORMATION

CAUTION:  SUBSEQUENT TO THE PERIOD COVERED BY THIS REPORT, WE EXPERIENCED SEVERE FINANCIAL DIFFICULTIES, WE SIGNIFICANTLY REDUCED OUR OWNERSHIP INTEREST IN OUR OPERATIONS AND WE HAVE AGREED, SUBJECT TO RECEIPT OF STOCKHOLDER APPROVAL, TO A REORGANIZATION.

CONSEQUENTLY, THE FINANCIAL STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT FOR THE PERIOD COVERED MUST BE READ WITH IN CONJUNCTION WITH “NOTE K - SUBSEQUENT EVENTS” CONTAINED IN THE NOTES TO THE FINANCIAL STATEMENTS.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash	$272,490	$800,442
Accounts receivable	266,649	41,191
Inventory	109,894	50,942
Prepaid expense	86,455	81,944
Value added tax refunds receivable	75,424	414,482

Total current assets	810,912	1,389,001

Equipment, net	9,213,986	5,644,339

Security deposit	40,479	41,777

Total assets	$10,065,377	$7,075,117

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and Accrued Expenses	$2,351,850	$3,433,158
Accrued salary	89,862	187,569
Accrued interest	1,364,079	453,438
Convertible notes payable, net of discount of $0 and $11,763, respectively	8,722,000	488,237
Capital lease payable, current portion	294,757	-
Redeemable preferred stock, Series B called for redemption, 38,600 shares issued and outstanding, net (Face value $3,860,000)	3,866,610	-
Loan payable - bank	2,721,900	-
Due to stockholder	30,683	26,723

Total current liabilities	19,441,741	4,589,125

Unearned subsidies received	966,274	533,317
Bank guarantee payable	16,031	16,031
Loan payable - bank	-	2,866,400
Capital lease payable, long term portion	431,744	-
Convertible notes payable, net of discount of $0 and $766,471	-	5,283,529
Derivative liability	1,482,825	1,790,660

Total liabilities	22,338,615	15,079,062

Redeemable preferred stock, Series B; par value $.01 per share; 120,000 shares authorized, 61,650 shares issued and outstanding, (Face value $6,165,000), net of 38,600 shares called for redemption and included in current liabilities as of September 30, 2010 (Face value $2,305,000), net	2,292,628	5,196,675

Deficiency in equity:

Preferred stock, undesignated, par value $.01 per share; 9,880,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 250,000,000 shares authorized, 105,875,899 and 99,989,113 shares issued and outstanding, respectively	1,058,760	999,891
Additional paid-in capital	9,872,596	10,078,509
Other comprehensive income	373,749	(62,510)
Accumulated deficit	(29,555,002)	(24,259,567)
Total Plastinum Polymer Technologies Corp. stockholders' deficit	(18,249,897)	(13,243,677)
Noncontrolling interest	3,684,031	43,057

Total deficiency in equity	(14,565,866)	(13,200,620)

Total liabilities and deficiency in equity	$10,065,377	$7,075,117

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Sales	$240,679	$210,145	$550,608	$270,975

Cost of sales	468,128	900,313	1,498,114	1,036,199

Gross loss	(227,449)	(690,168)	(947,506)	(765,224)

Operating expenses:
General and administrative expenses	234,346	1,444,827	3,769,352	4,057,749
Research and development	183,062	211,879	488,021	1,144,210
Subsidy payments earned	(16,361)	(202,697)	(124,064)	(240,963)

Total operating expenses	401,047	1,454,009	4,133,309	4,960,996

Loss from operations	(628,496)	(2,144,177)	(5,080,815)	(5,726,220)

Interest expense, net	(2,282,814)	(198,968)	(3,143,633)	(333,384)
Change in fair value of derivative liability	(572,845)	108,536	307,835	(321,881)

Loss before provision for income taxes	(3,484,155)	(2,234,609)	(7,916,613)	(6,381,485)

Provision for income taxes	-	-	-	-

Net loss	(3,484,155)	(2,234,609)	(7,916,613)	(6,381,485)

Net loss attributable to the noncontrolling interest	997,071	549,049	2,621,178	1,132,010

Net loss attributable to Plastinum Polymer Technologies
Corp. before accretion of preferred dividends and discount	(2,487,084)	(1,685,560)	(5,295,435)	(5,249,475)

Accretion of preferred dividends and discount	(198,085)	(448,692)	(1,039,525)	(1,331,445)
Accretion of subsidiary preferred stock dividends	(48,383)	(53,594)	(148,197)	(128,950)

Net loss attributable to Plastinum Polymer Technologies
Corp. common shareholders	$(2,733,552)	$(2,187,846)	$(6,483,157)	$(6,709,870)

Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.07)

Weighted average shares outstanding	104,090,266	99,106,623	101,972,372	98,525,303

Comprehensive loss:
Net loss	$(2,487,084)	$(1,685,560)	$(5,295,435)	$(5,249,475)
Foreign currency translation gain	374,315	53,927	436,259	107,527

Comprehensive loss	$(2,112,769)	$(1,631,633)	$(4,859,176)	$(5,141,948)

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(7,916,613)	$(6,381,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	(1,147,803)	932,331
Amortization of debt discount	1,800,114	141,236
Amortization of discount on redeemable preferred stock as interest expense	291,920	-
Change in fair value of derivative liability	(307,835)	321,881
Depreciation and amortization	427,214	75,640
Decrease (increase) in accounts receivable	(233,295)	6,816
(Increase) decrease in value added tax refund receivable	307,877	(58,163)
Increase in prepaid expense	4,404	(94,352)
Increase in inventory	(59,531)	(84,753)
Increase in deposits	-	(24,554)
Increase in accounts payable and accrued expenses	65,620	2,014,310
Increase in unearned subsidies	461,438	-

Cash used in operating activities	(6,306,490)	(3,151,093)

Cash flows from financing activities
Purchase of equipment	(3,273,960)	(2,631,271)
Cash used in investing activities	(3,273,960)	(2,631,271)

Cash flows from financing activities
Proceeds from sale of common stock	562,500	-
Proceeds from sale of subsidiary common stock	6,572,592	-
Proceeds from sale of subsidiary preferred stock	-	1,929,600
Cost of sale of subsidiary common stock	(458,638)	-
Proceeds from sale of note and convertible notes	4,835,900	6,050,000
Repayment of note	(2,663,900)	-
Payments on capital lease	(176,345)	-
Advances from stockholder	3,960	833

Cash provided by financing activities	8,676,069	7,980,433

Effect of exchange rate changes on cash	376,429	59,192

Net (decrease) increase in cash	(527,952)	2,257,261
Cash, beginning of period	800,442	134,554
Cash, end of period	$272,490	$2,391,815

Supplemental disclosure of non-cash financing activities:

Preferred dividends paid with common stock	$368,886	$485,621
Value attributed to warrants issued with convertible note	402,340	-
Beneficial conversion feature of convertible notes	619,540	964,827
Accretion of discount on redeemable preferred stock	761,304	962,559
Accretion of dividend on redeemable preferred stock	278,221	368,886
Prepaid expense applied to acquisition of fixed assets	-	17,260
Equipment acquired pursuant to capital lease	667,723	-
Common stock issued as payment of accrued consulting fees	235,215	-

See accompanying notes to these unaudited condensed consolidated financial statements.

PLASTINUM POLYMER TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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

Through September 30, 2010, we have generated a relatively small amount of sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

The unaudited condensed consolidated financial statements include the accounts of Plastinum and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Recent Events and Proposed Reorganization

On July 22, 2010, we entered into a Reorganization Agreement and anticipated seeking stockholder approval for a reorganization of the Company pursuant to which, among other things, the Company’s securities would no longer be traded in the United States, but instead the Company’s business operations, which are owned by Plastinum Polymer Technologies BV, a Netherlands company (“Plastinum BV”), which is in turn controlled by PPT Holding, B.V., our Dutch subsidiary (“PPT”), would be publicly traded under PPT on a European securities market (the “Reorganization”).

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock was entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010. As we previously disclosed in our Quarterly Report for the quarter ended June 30, 2010, on June 18, 2010 we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010. That redemption demand would have required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make that redemption payment. Further, subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock. That redemption demand would have required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.  The Company was unable to timely make such redemptions due to a lack of cash on hand.  However, as stated below, on January 13, 2011, the holders of in excess of 96% of the outstanding shares of Series B-1 Preferred Stock converted all of the shares of Series B-1 Stock they owned into newly issued Series C Preferred Stock.  As a result, only the 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) held by the holder that made the second redemption demand remain outstanding.  That redemption demand remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Further, the Company was not able to make (i) required dividend payments due on the Series B-1 Preferred Stock and (ii) certain required principal and interest payments on an aggregate of $8,522,000 of its outstanding Convertible Promissory Notes (“Convertible Notes”).

By the end of October 2010, we did not have sufficient cash on hand with which to pay our employees and our various suppliers, including the employees and suppliers of our subsidiaries.  As a result, Plastinum BV was forced to discontinue its business operations beginning early November 2010.

On December 16, 2010, some of Plastinum BV’s employees petitioned the District Court in Amsterdam, The Netherlands, that Plastinum BV be declared bankrupt.  The District Court set a judgment date of January 4, 2011.

On January 3, 2011, Plastinum BV requested a Moratorium  from the District Court.  On January 4, 2011, after providing the court with information indicating that additional capital was to be provided to Plastinum BV, the District Court granted the Moratorium.

On January 5, 2011, following prolonged negotiations, we entered into an Investment Agreement among the Company, Richard von Tscharner,  PPT, Jacques Mot, the Company’s Chief Executive Officer, Robert van der Hoeven, and certain other parties (the “Investment Agreement”), which closed on January 13, 2011.

Pursuant to the terms of the Investment Agreement, Mr. von Tscharner invested 2,500,000 Euros in PPT in return for which he received additional equity in PPT amounting to approximately 51% of the overall equity in PPT, permitting PPT to resume operations.

Further, pursuant to the terms of the Investment Agreement and as a condition to closing thereunder, on January 13, 2011 (i) holders of in excess of 96% of the Company’s outstanding shares of Series B-1 Stock converted all of the shares of Series B-1 Stock they owned (an aggregate of 59,650 shares) plus an aggregate of $237,946.30 in accrued but unpaid dividends thereon, for a total aggregate value of $6,202,946.30, into 2,481,178.52 newly issued shares of the Company’s Series C Preferred Stock (“Series C Shares”) at a conversion price of $2.50 per Series C Share and (ii) holders of all of the Company’s outstanding Convertible Notes, in an aggregate principal amount of $8,722,000, converted all such Convertible Notes plus all accrued but unpaid interest thereon in the amount of $1,730,967.40, for a total aggregate value of $10,452,967.40, into an aggregate of 4,181,186.96 Series C Shares at a conversion price of $2.50 per Series C Share.  A holder of 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) did not convert such shares, which currently remain outstanding.  The redemption demand with respect to those 2,000 shares remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Each Series C Share will be automatically converted into shares of the Company’s Common Stock at $.025 per share, or 100 shares of Common Stock per Series C Share, at such time as there are a sufficient number of authorized shares of Common Stock available to permit the conversion of all Series C Shares.  The Series C Shares have the same voting, dividend and distribution rights as the number of shares of Common Stock into which they would be convertible at the time there are a sufficient number authorized shares of Common Stock to permit the conversion.  The Series C Shares have no other dividend rights and do not carry any redemption or similar rights.

As a further condition to the Closing under the Investment Agreement, PPT agreed to hire Mr. van der Hoeven (or an affiliate of his) as Chief Executive Officer of PPT and in connection therewith agreed to issue 15% of the equity in PPT to him or an affiliate of his.

In total, pursuant to the terms of the Investment Agreement and in connection with the conversions of Series B-1 Stock and Convertible Notes and issuances of equity in PPT, on January 13, 2011, (i) the Company issued an aggregate of 6,662,365.48 Series C Shares which are convertible into 666,236,548 shares of Common Stock, or in excess of 86% of the number of shares of the Company’s Common Stock outstanding after such issuances, and (ii) the Company’s ownership interest in PPT has been reduced to 28.4% from 84.1%.  As a result of these transaction, the Company now owns only a 28% interest in PPT, the Dutch subsidiary which controls the Company’s business operations through Plastinum BV.  PPT at one point was wholly owned by the Company and was approximately 85% owned by the Company prior to these transactions.

As a further condition to the closing of the Investment Agreement, the Company agreed to modify the terms of the Reorganization and amend the Reorganization Agreement.  Accordingly, the Company intends to proceed, subject to receipt of stockholder approval, with a modified version of the Reorganization, such that (i) the Company will transfer all of its assets (other than its shares in PPT) and liabilities to PPT, (ii) the Company will distribute the shares in PPT which it owns to the holders of the Company’s outstanding shares of Common Stock and Preferred Stock in proportion to their fully-diluted ownership in the Company, and (iii) the shares of Common Stock of the Company will be deregistered under the federal securities laws.  The shares of PPT that the Company’s stockholders will receive in the modified Reorganization will not initially be publicly traded on any securities market and there is currently no intent to register such shares for any such trading.

Plastinum BV restarted production at its factory in Emmen, The Netherlands, during February 2011, after having paid all outstanding employee salaries on January 22, 2011 and after having paid various suppliers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared by Plastinum pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

Going Concern

The financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $7,916,613 and $6,381,485 for the nine month periods ended September 30, 2010 and 2009, respectively, have a working capital deficit of $18,630,829 at September 30, 2010 and have generated minimal revenue through September 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently developing a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is being marketed worldwide.

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock was entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010. As we previously disclosed in our Quarterly Report for the quarter ended June 30, 2010, on June 18, 2010 we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010. That redemption demand would have required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make that redemption payment. Further, subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock. That redemption demand would have required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.  The Company was unable to timely make such redemptions due to a lack of cash on hand.  However, as stated below, on January 13, 2011, the holders of in excess of 96% of the outstanding shares of Series B-1 Preferred Stock converted all of the shares of Series B-1 Stock they owned into newly issued Series C Preferred Stock.  As a result, only the 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) held by the holder that made the second redemption demand remain outstanding.  That redemption demand remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Further, the Company was not able to make (i) required dividend payments due on the Series B-1 Preferred Stock and (ii) certain required principal and interest payments on an aggregate of $8,522,000 of its outstanding Convertible Promissory Notes (“Convertible Notes”).

See “Recent Events and Proposed Reorganization” above.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 and 2010 we received $8,222,000 from the sale of convertible promissory notes and in February 2009 we received $1,929,600 from the sale of preferred shares in a Dutch subsidiary. During August 2010 we received $562,500 from the sale of 2,500,000 shares of our common stock. On June 4, 2010, we entered into a Participation Agreement (the “Participation Agreement”) with an investor, pursuant to which we sold and issued to the investor a 15% equity stake in our Dutch subsidiary, PPT Holding B.V. (“PPT”).  In connection with such sale, a “put” right was granted whereby the investor has the right to exchange the equity stake he received in PPT under the Participation Agreement for such number of shares of our Common Stock equivalent to 15% of our Common Stock, on a fully-diluted basis, in the event that the Reorganization (described above) does not take place. As a result of the June 4, 2010 Participation Agreement, during June 2010, we received net proceeds of approximately $5,657,000 (4,625,000 Euros). An additional 0.93% interest in PPT was sold in July 2010 to several individual investors for proceeds of approximately $457,000 (374,000 Euros). On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). During 2009 we signed our first contracts for commercial delivery of products and began production and sales of products to customers in the Netherlands. We will need to generate additional funds, through increased revenue, additional debt or equity financing, or a combination of revenue, equity or debt, in order to execute our business plan, namely, expansion through the set-up of two additional recycling plants, of which one will be in the E.U. and one will be in the U.S., as well as further expanding our current plant in Emmen, The Netherlands.  We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure additional ongoing revenue relationships for our products.

Should we be unable to develop additional revenues or obtain additional necessary financing, we may have to curtail our operations, which may have a material adverse effect on our financial position and results of operations and our ability to continue as a going concern.

On July 22, 2010, we entered into a Reorganization Agreement and anticipated seeking stockholder approval for a reorganization of the Company pursuant to which, among other things, the Company’s securities would no longer be traded in the United States, but instead the Company’s business operations, which are owned by Plastinum Polymer Technologies BV, a Netherlands company (“Plastinum BV”), which is in turn controlled by PPT Holding, B.V., our Dutch subsidiary (“PPT”), would be publicly traded under PPT on a European securities market (the “Reorganization”).

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock was entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010. As we previously disclosed in our Quarterly Report for the quarter ended June 30, 2010, on June 18, 2010 we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010. That redemption demand would have required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make that redemption payment. Further, subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock. That redemption demand would have required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.  The Company was unable to timely make such redemptions due to a lack of cash on hand.  However, as stated below, on January 13, 2011, the holders of in excess of 96% of the outstanding shares of Series B-1 Preferred Stock converted all of the shares of Series B-1 Stock they owned into newly issued Series C Preferred Stock.  As a result, only the 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) held by the holder that made the second redemption demand remain outstanding.  That redemption demand remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Further, the Company was not able to make (i) required dividend payments due on the Series B-1 Preferred Stock and (ii) certain required principal and interest payments on an aggregate of $8,522,000 of its outstanding Convertible Promissory Notes (“Convertible Notes”).

By the end of October 2010, we did not have sufficient cash on hand with which to pay our employees and our various suppliers, including the employees and suppliers of our subsidiaries.  As a result, Plastinum BV was forced to discontinue its business operations beginning early November 2010.

On December 16, 2010, some of Plastinum BV’s employees petitioned the District Court in Amsterdam, The Netherlands, that Plastinum BV be declared bankrupt.  The District Court set a judgment date of January 4, 2011.

On January 3, 2011, Plastinum BV requested a Moratorium  from the District Court.  On January 4, 2011, after providing the court with information indicating that additional capital was to be provided to Plastinum BV, the District Court granted the Moratorium.

On January 5, 2011, following prolonged negotiations, we entered into an Investment Agreement among the Company, Richard von Tscharner,  PPT, Jacques Mot, the Company’s Chief Executive Officer, Robert van der Hoeven, and certain other parties (the “Investment Agreement”), which closed on January 13, 2011.

Pursuant to the terms of the Investment Agreement, Mr. von Tscharner invested 2,500,000 Euros in PPT in return for which he received additional equity in PPT amounting to approximately 51% of the overall equity in PPT, permitting PPT to resume operations.

Further, pursuant to the terms of the Investment Agreement and as a condition to closing thereunder, on January 13, 2011 (i) holders of in excess of 96% of the Company’s outstanding shares of Series B-1 Stock converted all of the shares of Series B-1 Stock they owned (an aggregate of 59,650 shares) plus an aggregate of $237,946.30 in accrued but unpaid dividends thereon, for a total aggregate value of $6,202,946.30, into 2,481,178.52 newly issued shares of the Company’s Series C Preferred Stock (“Series C Shares”) at a conversion price of $2.50 per Series C Share and (ii) holders of all of the Company’s outstanding Convertible Notes, in an aggregate principal amount of $8,722,000, converted all such Convertible Notes plus all accrued but unpaid interest thereon in the amount of $1,730,967.40, for a total aggregate value of $10,452,967.40, into an aggregate of 4,181,186.96 Series C Shares at a conversion price of $2.50 per Series C Share.  A holder of 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) did not convert such shares, which currently remain outstanding.  The redemption demand with respect to those 2,000 shares remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Each Series C Share will be automatically converted into shares of the Company’s Common Stock at $.025 per share, or 100 shares of Common Stock per Series C Share, at such time as there are a sufficient number of authorized shares of Common Stock available to permit the conversion of all Series C Shares.  The Series C Shares have the same voting, dividend and distribution rights as the number of shares of Common Stock into which they would be convertible at the time there are a sufficient number authorized shares of Common Stock to permit the conversion.  The Series C Shares have no other dividend rights and do not carry any redemption or similar rights.

As a further condition to the Closing under the Investment Agreement, PPT agreed to hire Mr. van der Hoeven (or an affiliate of his) as Chief Executive Officer of PPT and in connection therewith agreed to issue 15% of the equity in PPT to him or an affiliate of his.

In total, pursuant to the terms of the Investment Agreement and in connection with the conversions of Series B-1 Stock and Convertible Notes and issuances of equity in PPT, on January 13, 2011, (i) the Company issued an aggregate of 6,662,365.48 Series C Shares which are convertible into 666,236,548 shares of Common Stock, or in excess of 86% of the number of shares of the Company’s Common Stock outstanding after such issuances, and (ii) the Company’s ownership interest in PPT has been reduced to 28.4% from 84.1%.  As a result of these transaction, the Company now owns only a 28% interest in PPT, the Dutch subsidiary which controls the Company’s business operations through Plastinum BV.  PPT at one point was wholly owned by the Company and was approximately 85% owned by the Company prior to these transactions.

As a further condition to the closing of the Investment Agreement, the Company agreed to modify the terms of the Reorganization and amend the Reorganization Agreement.  Accordingly, the Company intends to proceed, subject to receipt of stockholder approval, with a modified version of the Reorganization, such that (i) the Company will transfer all of its assets (other than its shares in PPT) and liabilities to PPT, (ii) the Company will distribute the shares in PPT which it owns to the holders of the Company’s outstanding shares of Common Stock and Preferred Stock in proportion to their fully-diluted ownership in the Company, and (iii) the shares of Common Stock of the Company will be deregistered under the federal securities laws.  The shares of PPT that the Company’s stockholders will receive in the modified Reorganization will not initially be publicly traded on any securities market and there is currently no intent to register such shares for any such trading.

Plastinum BV restarted production at its factory in Emmen, The Netherlands, during February 2011, after having paid all outstanding employee salaries on January 22, 2011 and after having paid various suppliers.

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

Plastinum incurred research and development expenses of $183,062 and $211,879 for the three month periods ended September 30, 2010 and 2009, respectively, and $488,021 and $1,144,210 for the nine month periods ended September 30, 2010 and 2009, respectively.

Major Customers

Three customers accounted for 96% of our revenues for the nine months ended September 30, 2010 and four customers accounted for all of our accounts receivable at September 30, 2010.

Loss Per Share

We utilize ASC Topic 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 87,841,915 common share equivalents at September 30, 2010 and 68,534,424 at September 30, 2009. For the three and nine months ended September 30, 2010 and 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities that are measured on a recurring basis at fair value as of September 30, 2010:

	Fair Value at September 30,	Fair Value Measurement Using
	2010	Level 1	Level 2	Level 3

Embedded derivatives	$1,482,825	$—	$—	$1,482,825

	$1,482,825	$—	$—	$1,482,825

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion liability) for the nine months ended September 30, 2010 and 2009.

	2010	2009
Balance at beginning of year	$1,790,660	$-
Additions to derivative instruments	-	1,987,557
Change in fair value of conversion liability	(307,835)	321,881

Balance at end of period	$1,482,825	$2,309,438

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements, ” which clarifies certain existing disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

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

During the nine months ended September 30, 2010, we issued 2,294,916 shares of common stock as payment of $368,886 of accrued preferred dividends.

During the three months ended June 30, 2010, we issued 989,620 shares of common stock as payment of $235,215 of accrued consulting fees.

During July 2010 we issued 102,250 shares of our common stock as payment for services valued at $10,110.

During August 2010 we received $562,500 from the sale of 2,500,000 shares of our common stock.

During June 2010, we received net proceeds of approximately $5,656,662 (4,625,000 Euros) from the sale of a 15% interest (representing newly issued shares) in our previously wholly owned subsidiary, PPT Holding B.V. During July 2010 we received an additional $457,293 (374,000 Euros) upon the sale of 0.93% of PPT newly issued common stock. These proceeds are included as a part of the noncontrolling interest in the financial statements.

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

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock was entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010.  On June 18, 2010, we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010.  That redemption demand would have required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make the redemption payment.  See also “NOTE K – SUBSEQUENT EVENTS” below.

We have reclassified the carrying value of the redeemable preferred stock for which we received a redemption notification as at September 30, 2010 as a current liability. We have charged the amortization of discount and costs and accretion of dividends on these shares to interest expense, commencing with the date of the redemption notification and reclassification to current liability. The charge to interest expense was for the three and nine months ended September 30, 2010 was $250,607 and $291,920, respectively.

The charge to additional paid-in capital for amortization of discount and costs for the three months ended September 30, 2010 and 2009 was $151,606 and $324,379, respectively. The charge to additional paid-in capital for amortization of discount and costs for the nine months ended September 30, 2010 and 2009 was $761,304 and $962,559, respectively. The amortization has been charged to additional paid-in capital since there is a deficit in retained earnings.

For the three months ended September 30, 2010 and 2009, we have accrued dividends in the amount of $124,313 for each period. For the nine months ended September 30, 2010 and 2009, we have accrued dividends in the amount of $368,886 for each period. The charge to additional paid-in capital for the three months ended September 30, 2010 and 2009 was $46,479 and $124,313, respectively. The charge to additional paid-in capital for the nine months ended September 30, 2010 and 2009 was $278,221 and $368,886, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the preferred stock. During 2010, we issued 2,294,916 shares of common stock as payment of $368,886 of accrued preferred dividends. Accrued and unpaid dividends included in the carrying value of the preferred stock at September 30, 2010 and December 31, 2009 total $103,539 and $103,539, respectively.

NOTE D - INVENTORY

Inventory at September 30, 2010 and December 31, 2009 consists of the following:

	2010	2009
Raw materials	$22,623	$38,395
Finished goods	87,271	12,547
	$109,894	$50,942

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and December 31, 2009 is summarized as follows:

	2010	2009
Furniture, Office Equipment, Website and Improvements	$157,679	$154,714
Equipment	9,601,393	5,597,929
	9,759,072	5,752,643
Accumulated depreciation	(545,086)	(108,304)
	$9,213,986	$5,644,339

Depreciation expense recorded in the statement of operations for the three months ended September 30, 2010 and 2009 is $228,354 and $(87,750), respectively. For the three months ended September 30, 2010 and 2009 $13,257 and $(80,351), respectively, of depreciation expense is included in research and development expense.

Depreciation expense recorded in the statement of operations for the nine months ended September 30, 2010 and 2009 is $427,215 and $75,641, respectively. For the nine months ended September 30, 2010 and 2009 $16,320 and $61,514, respectively, of depreciation expense is included in research and development expense.

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

We were in default of all of our convertible debentures at September 30, 2010. As a result of the default, the interest rate on our 2009 and 2010 debentures (aggregate principal balance of $8,222,000) increased to 15%. Also, as a result of the default, all convertible debentures became due currently and have been classified as current liabilities at September 30, 2010. All remaining unamortized discount has been charged to interest expense during the third quarter of 2010.  See also “NOTE K – SUBSEQUENT EVENTS” below.

During the three and nine months ended September 30, 2010 amortization as interest expense related to notes sold in 2010, 2009 and 2006 amounted to $1,476,319 and $1,800,114, respectively.

NOTE G – DERIVATIVE LIABILITY

At September 30, 2010 we recalculated the fair value of the conversion feature of our preferred stock subject to derivative accounting and have determined that the fair value at September 30, 2010 is $909,980. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 134%; (4) an expected life of the conversion feature of 1.5 years and (5) estimated fair value of Plastinum common stock of $0.18 per share.

We have recorded a charge of $572,845 during the three months ended September 30, 2010 and a gain of $108,536 during the three months ended September 30, 2009, respectively, related to the change in fair value during those periods.

We have recorded a gain of $307,835 during the nine months ended September 30, 2010 and a charge of $321,881 during the nine months ended September 30, 2009, respectively, related to the change in fair value during those periods.

NOTE H – NONCONTROLLING INTEREST

On June 4, 2010, we entered into a Participation Agreement (the “Participation Agreement”) with an investor, pursuant to which we sold and issued to the investor a 15% equity stake in our Dutch subsidiary, PPT Holding B.V. (“PPT”).  In connection with such sale, a “put” right was granted whereby the investor has the right to exchange the equity stake he received in PPT under the Participation Agreement for such number of shares of our Common Stock equivalent to 15% of the our Common Stock, on a fully-diluted basis, or 32,675,608 shares of Common Stock, in the event that the Reorganization (described under “Management’s Plan of Operation – Proposed Reorganization”) does not take place. As a result of the June 4, 2010 Participation Agreement, during June 2010, we received net proceeds of approximately $5,656,662 (4,625,000 Euros). An additional 0.93% interest in PPT was sold in July to several individual investors for approximately $457,293 (374,000 Euros).

The 49% third party ownership of Polymer Technologies Corp. B.V. and the 15.93% third party ownership of PPT Holding B.V.at September 30, 2010 are recorded as a noncontrolling interest in the consolidated financial statements.

For the nine months ended September 30, 2010 the noncontrolling interest is summarized as follows:

Amount
Balance at December 31, 2009	$43,057
Third party investment	6,113,955
Accretion of noncontrolling interest preferred dividend	148,197
Noncontrolling interest’s share of losses	(2,621,178)
Balance at September 30, 2010	$3,684,031

During the three and nine months ended September 30, 2010, we have recorded $48,383 and $148,197, respectively, of dividends related to the Polymer Technologies Corp. B.V. noncontrolling interest’s preferred stock. The dividends have not been paid. These dividends have been credited to the noncontrolling interest with a corresponding charge to additional paid-in capital since there is a deficit in retained earnings.

NOTE I – EMPLOYEE STOCK OPTIONS

During the third quarter of 2010 management assessed the performance based vesting requirements of the remaining unvested employee stock options and has determined that it is unlikely that the performance conditions will be attained and that it is probable that the options will not vest. As a result, we have reversed all previously recorded compensation expense related to the unvested options during the third quarter.

During the three months ended September 30, 2010 and 2009, we recognized a credit of $1,520,973 and an expense of $265,342, respectively, related to stock options.

During the nine months ended September 30, 2010 and 2009, we recognized a credit of $1,157,913 and an expense of $916,161, respectively, in compensation cost related to stock options.

NOTE J - COMMITMENTS

Rent expense for the three months ended September 30, 2010 and 2009 was $153,390 and $68,688, respectively. Rent expense for the nine months ended September 30, 2010 and 2009 was $363,825 and $193,201, respectively.

NOTE K - SUBSEQUENT EVENTS

On July 22, 2010, we entered into a Reorganization Agreement and anticipated seeking stockholder approval for a reorganization of the Company pursuant to which, among other things, the Company’s securities would no longer be traded in the United States, but instead the Company’s business operations, which are owned by Plastinum Polymer Technologies BV, a Netherlands company (“Plastinum BV”), which is in turn controlled by PPT Holding, B.V., our Dutch subsidiary (“PPT”), would be publicly traded under PPT on a European securities market (the “Reorganization”).

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock was entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010. As we previously disclosed in our Quarterly Report for the quarter ended June 30, 2010, on June 18, 2010 we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010. That redemption demand would have required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make that redemption payment. Further, subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock. That redemption demand would have required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.  The Company was unable to timely make such redemptions due to a lack of cash on hand.  However, as stated below, on January 13, 2011, the holders of in excess of 96% of the outstanding shares of Series B-1 Preferred Stock converted all of the shares of Series B-1 Stock they owned into newly issued Series C Preferred Stock.  As a result, only the 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) held by the holder that made the second redemption demand remain outstanding.  That redemption demand remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Further, the Company was not able to make (i) required dividend payments due on the Series B-1 Preferred Stock and (ii) certain required principal and interest payments on an aggregate of $8,522,000 of its outstanding Convertible Promissory Notes (“Convertible Notes”).

By the end of October 2010, we did not have sufficient cash on hand with which to pay our employees and our various suppliers, including the employees and suppliers of our subsidiaries.  As a result, Plastinum BV was forced to discontinue its business operations beginning early November 2010.

On December 16, 2010, some of Plastinum BV’s employees petitioned the District Court in Amsterdam, The Netherlands, that Plastinum BV be declared bankrupt.  The District Court set a judgment date of January 4, 2011.

On January 3, 2011, Plastinum BV requested a Moratorium  from the District Court.  On January 4, 2011, after providing the court with information indicating that additional capital was to be provided to Plastinum BV, the District Court granted the Moratorium.

On January 5, 2011, following prolonged negotiations, we entered into an Investment Agreement among the Company, Richard von Tscharner,  PPT, Jacques Mot, the Company’s Chief Executive Officer, Robert van der Hoeven, and certain other parties (the “Investment Agreement”), which closed on January 13, 2011.

Pursuant to the terms of the Investment Agreement, Mr. von Tscharner invested 2,500,000 Euros in PPT in return for which he received additional equity in PPT amounting to approximately 51% of the overall equity in PPT, permitting PPT to resume operations.

Further, pursuant to the terms of the Investment Agreement and as a condition to closing thereunder, on January 13, 2011 (i) holders of in excess of 96% of the Company’s outstanding shares of Series B-1 Stock converted all of the shares of Series B-1 Stock they owned (an aggregate of 59,650 shares) plus an aggregate of $237,946.30 in accrued but unpaid dividends thereon, for a total aggregate value of $6,202,946.30, into 2,481,178.52 newly issued shares of the Company’s Series C Preferred Stock (“Series C Shares”) at a conversion price of $2.50 per Series C Share and (ii) holders of all of the Company’s outstanding Convertible Notes, in an aggregate principal amount of $8,722,000, converted all such Convertible Notes plus all accrued but unpaid interest thereon in the amount of $1,730,967.40, for a total aggregate value of $10,452,967.40, into an aggregate of 4,181,186.96 Series C Shares at a conversion price of $2.50 per Series C Share.  A holder of 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) did not convert such shares, which currently remain outstanding.  The redemption demand with respect to those 2,000 shares remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Each Series C Share will be automatically converted into shares of the Company’s Common Stock at $.025 per share, or 100 shares of Common Stock per Series C Share, at such time as there are a sufficient number of authorized shares of Common Stock available to permit the conversion of all Series C Shares.  The Series C Shares have the same voting, dividend and distribution rights as the number of shares of Common Stock into which they would be convertible at the time there are a sufficient number authorized shares of Common Stock to permit the conversion.  The Series C Shares have no other dividend rights and do not carry any redemption or similar rights.

As a further condition to the Closing under the Investment Agreement, PPT agreed to hire Mr. van der Hoeven (or an affiliate of his) as Chief Executive Officer of PPT and in connection therewith agreed to issue 15% of the equity in PPT to him or an affiliate of his.

In total, pursuant to the terms of the Investment Agreement and in connection with the conversions of Series B-1 Stock and Convertible Notes and issuances of equity in PPT, on January 13, 2011, (i) the Company issued an aggregate of 6,662,365.48 Series C Shares which are convertible into 666,236,548 shares of Common Stock, or in excess of 86% of the number of shares of the Company’s Common Stock outstanding after such issuances, and (ii) the Company’s ownership interest in PPT has been reduced to 28.4% from 84.1%.  As a result of these transaction, the Company now owns only a 28% interest in PPT, the Dutch subsidiary which controls the Company’s business operations through Plastinum BV.  PPT at one point was wholly owned by the Company and was approximately 85% owned by the Company prior to these transactions.

As a further condition to the closing of the Investment Agreement, the Company agreed to modify the terms of the Reorganization and amend the Reorganization Agreement.  Accordingly, the Company intends to proceed, subject to receipt of stockholder approval, with a modified version of the Reorganization, such that (i) the Company will transfer all of its assets (other than its shares in PPT) and liabilities to PPT, (ii) the Company will distribute the shares in PPT which it owns to the holders of the Company’s outstanding shares of Common Stock and Preferred Stock in proportion to their fully-diluted ownership in the Company, and (iii) the shares of Common Stock of the Company will be deregistered under the federal securities laws.  The shares of PPT that the Company’s stockholders will receive in the modified Reorganization will not initially be publicly traded on any securities market and there is currently no intent to register such shares for any such trading.

Plastinum BV restarted production at its factory in Emmen, The Netherlands, during February 2011, after having paid all outstanding employee salaries on January 22, 2011 and after having paid various suppliers.

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

CAUTION:  SUBSEQUENT TO THE PERIOD COVERED BY THIS REPORT, WE EXPERIENCED SEVERE FINANCIAL DIFFICULTIES, WE SIGNIFICANTLY REDUCED OUR OWNERSHIP INTEREST IN OUR OPERATIONS, AND WE HAVE AGREED, SUBJECT TO RECEIPT OF STOCKHOLDER APPROVAL, TO A REORGANIZATION.

CONSEQUENTLY, THIS DISCUSSION, AS WELL AS THE FINANCIAL STATEMENTS CONTAINED HEREIN, MUST BE READ IN CONJUNCTION WITH THE “Recent Events and Proposed Reorganization” SECTION IMMEDIATELY BELOW.

Recent Events and Proposed Reorganization

On July 22, 2010, we entered into a Reorganization Agreement and anticipated seeking stockholder approval for a reorganization of the Company pursuant to which, among other things, the Company’s securities would no longer be traded in the United States, but instead the Company’s business operations, which are owned by Plastinum Polymer Technologies BV, a Netherlands company (“Plastinum BV”), which is in turn controlled by PPT Holding, B.V., our Dutch subsidiary (“PPT”), would be publicly traded under PPT on a European securities market (the “Reorganization”).

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock was entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010. As we previously disclosed in our Quarterly Report for the quarter ended June 30, 2010, on June 18, 2010 we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010. That redemption demand would have required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make that redemption payment. Further, subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock. That redemption demand would have required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.  The Company was unable to timely make such redemptions due to a lack of cash on hand.  However, as stated below, on January 13, 2011, the holders of in excess of 96% of the outstanding shares of Series B-1 Preferred Stock converted all of the shares of Series B-1 Stock they owned into newly issued Series C Preferred Stock.  As a result, only the 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) held by the holder that made the second redemption demand remain outstanding.  That redemption demand remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Further, the Company was not able to make (i) required dividend payments due on the Series B-1 Preferred Stock and (ii) certain required principal and interest payments on an aggregate of $8,522,000 of its outstanding Convertible Promissory Notes (“Convertible Notes”).

By the end of October 2010, we did not have sufficient cash on hand with which to pay our employees and our various suppliers, including the employees and suppliers of our subsidiaries.  As a result, Plastinum BV was forced to discontinue its business operations beginning early November 2010.

On December 16, 2010, some of Plastinum BV’s employees petitioned the District Court in Amsterdam, The Netherlands, that Plastinum BV be declared bankrupt.  The District Court set a judgment date of January 4, 2011.

On January 3, 2011, Plastinum BV requested a Moratorium  from the District Court.  On January 4, 2011, after providing the court with information indicating that additional capital was to be provided to Plastinum BV, the District Court granted the Moratorium.

On January 5, 2011, following prolonged negotiations, we entered into an Investment Agreement among the Company, Richard von Tscharner,  PPT, Jacques Mot, the Company’s Chief Executive Officer, Robert van der Hoeven, and certain other parties (the “Investment Agreement”), which closed on January 13, 2011.

Pursuant to the terms of the Investment Agreement, Mr. von Tscharner invested 2,500,000 Euros in PPT in return for which he received additional equity in PPT amounting to approximately 51% of the overall equity in PPT, permitting PPT to resume operations.

Further, pursuant to the terms of the Investment Agreement and as a condition to closing thereunder, on January 13, 2011 (i) holders of in excess of 96% of the Company’s outstanding shares of Series B-1 Stock converted all of the shares of Series B-1 Stock they owned (an aggregate of 59,650 shares) plus an aggregate of $237,946.30 in accrued but unpaid dividends thereon, for a total aggregate value of $6,202,946.30, into 2,481,178.52 newly issued shares of the Company’s Series C Preferred Stock (“Series C Shares”) at a conversion price of $2.50 per Series C Share and (ii) holders of all of the Company’s outstanding Convertible Notes, in an aggregate principal amount of $8,722,000, converted all such Convertible Notes plus all accrued but unpaid interest thereon in the amount of $1,730,967.40, for a total aggregate value of $10,452,967.40, into an aggregate of 4,181,186.96 Series C Shares at a conversion price of $2.50 per Series C Share.  A holder of 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) did not convert such shares, which currently remain outstanding.  The redemption demand with respect to those 2,000 shares remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Each Series C Share will be automatically converted into shares of the Company’s Common Stock at $.025 per share, or 100 shares of Common Stock per Series C Share, at such time as there are a sufficient number of authorized shares of Common Stock available to permit the conversion of all Series C Shares.  The Series C Shares have the same voting, dividend and distribution rights as the number of shares of Common Stock into which they would be convertible at the time there are a sufficient number authorized shares of Common Stock to permit the conversion.  The Series C Shares have no other dividend rights and do not carry any redemption or similar rights.

As a further condition to the Closing under the Investment Agreement, PPT agreed to hire Mr. van der Hoeven (or an affiliate of his) as Chief Executive Officer of PPT and in connection therewith agreed to issue 15% of the equity in PPT to him or an affiliate of his.

In total, pursuant to the terms of the Investment Agreement and in connection with the conversions of Series B-1 Stock and Convertible Notes and issuances of equity in PPT, on January 13, 2011, (i) the Company issued an aggregate of 6,662,365.48 Series C Shares which are convertible into 666,236,548 shares of Common Stock, or in excess of 86% of the number of shares of the Company’s Common Stock outstanding after such issuances, and (ii) the Company’s ownership interest in PPT has been reduced to 28.4% from 84.1%.  As a result of these transaction, the Company now owns only a 28% interest in PPT, the Dutch subsidiary which controls the Company’s business operations through Plastinum BV.  PPT at one point was wholly owned by the Company and was approximately 85% owned by the Company prior to these transactions.

As a further condition to the closing of the Investment Agreement, the Company agreed to modify the terms of the Reorganization and amend the Reorganization Agreement.  Accordingly, the Company intends to proceed, subject to receipt of stockholder approval, with a modified version of the Reorganization, such that (i) the Company will transfer all of its assets (other than its shares in PPT) and liabilities to PPT, (ii) the Company will distribute the shares in PPT which it owns to the holders of the Company’s outstanding shares of Common Stock and Preferred Stock in proportion to their fully-diluted ownership in the Company, and (iii) the shares of Common Stock of the Company will be deregistered under the federal securities laws.  The shares of PPT that the Company’s stockholders will receive in the modified Reorganization will not initially be publicly traded on any securities market and there is currently no intent to register such shares for any such trading.

Plastinum BV restarted production at its factory in Emmen, The Netherlands, during February 2011, after having paid all outstanding employee salaries on January 22, 2011 and after having paid various suppliers.

Management's Plan of Operation

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

Overview

At September 30, 2010, we were pursuing a business plan related to the Plastinum Process described below. We own and develop a patented proprietary plastic blending technology, whereby various kinds of immiscible plastics previously considered non-compatible can be mixed mechanically into a new polymer compound. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of mixed post-consumer plastic scrap to the creation of new thermo plastic compounds (Infinymer TM).

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

During October 2006 we opened a pilot plant in the EMMTEC Industry & Business Park, Emmen, The Netherlands with a processing capacity of 1,500 metric tons annually. This plant is our showcase for the recycling of different streams of total post-consumer mixed plastic waste, such as household waste). We have changed this pilot plant in Emmen into our first commercial plant through an increase in the workforce and commencement of production to fulfill our customer orders. Production and delivery in the Netherlands of our INFINYMER TM recycled plastic compounds began during the second quarter of 2009.  Recent demand for INFINYMER TM has risen and as of December 31, 2009 exceeded the capacity of our Emmen plant.  We have successfully increased the production capacity of our plant in Emmen to 10,000 metric tons per year. Due to the increasing demand of our Infinymer, we are furthering the expansion of our plant in Emmen to 30,000 metric tons per year, which we anticipate completing by 2012.

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

In the EU, it is anticipated that source materials will be obtained from various parties.  We have signed a supply agreement Nedvang, a Dutch company. Nedvang was founded by producers and importers and appointed by the Dutch Government to coordinate and finance the process of collection and processing of waste in the Netherlands.

Plan of Operation

Our plan of operation for the twenty four month period following January, 2011 is to increase the capacity of our plant in Emmen to meet the rising demand for the InfinymerTM . This includes enlarging our plant for the recycling of mixed plastic household waste from a processing capacity of 10,000 MT annually to 30,000 MT annually:

We currently have budgeted approximately $3,625,016 in cash expenditures for the twelve month period following September 30, 2010, including (1) approximately $1,823,827 to cover our projected general and administrative expense during this period; (2) approximately $45,889 for research and development activities; (3) approximately $1,093,507 for the necessary capital expenditure to further expand our Netherlands plant; and (4) approximately $661,793 for Working Capital needs at our Netherlands plant.

From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 and 2010, we sold and issued convertible promissory notes in the aggregate principal amount of $8,222,000. We also generated sales revenues of approximately $556,000 during the year ended December 31, 2009 and $551,000 in 2010.

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

On June 4, 2010, we entered into a Participation Agreement (the “Participation Agreement”) with an investor, pursuant to which we sold and issued to the investor a 15% equity stake in our Dutch subsidiary, PPT Holding B.V. (“PPT”).  In connection with such sale, a “put” right was granted whereby the investor has the right to exchange the equity stake he received in PPT under the Participation Agreement for such number of shares of our Common Stock equivalent to 15% of the our Common Stock, on a fully-diluted basis, in the event that the Reorganization (described under “Management’s Plan of Operation – Proposed Reorganization”) does not take place. An additional 0.93% interest in PPT was sold in July 2010 to several individual investors for proceeds of approximately $457,000 (374,000 Euros). As a result of the June 4, 2010 Participation Agreement, during June and July 2010, we received net proceeds of approximately $6,114,000 (4,999,000 Euros).

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

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Sales and cost of sales

We began commercial production and sales of our products during the second quarter of 2009. Sales for the three months ended September 30, 2010 totaled $240,679, with sales of $210,145 during the three months ended September 30, 2009. Cost of sales includes labor, raw materials, additives and energy cost. During the three month periods ended September 30, 2010 and 2009 we generated gross losses on sales of $227,449 and $690,168, respectively. The gross losses from current sales resulted from the transition from a pilot and testing facility to actual production plant. This is mainly due to lack of scale and start-up problems with raw material delivery and pre-treatment. This also induced us to use alternative but more expensive raw materials.

Expenses and operating losses

Operating losses decreased from $2,144,177 in 2009 to $628,496 in 2010. The decrease of $1,515,681 was the result of the decrease in gross loss on sales of $462,719 as described above, a decrease of $1,210,481 in general and administrative expenses, from $1,444,827 in 2009 to $234,346 in 2010, and a decrease in research and development expenses of $28,817, from $211,879 in 2009 to $183,062 in 2010, offset by a decrease in earned subsidies of $186,336, from $202,697 in 2009 to $16,361 in 2010. The primary components of our general and administrative expenses for each of the periods are compensation expense, consulting and professional fees, rent and travel expenses. The decrease in general and administrative expenses from 2009 to 2010 results primarily from a reversal of previously recorded stock based compensation expense of $1,521,000 during the 2010 period (based on revisions of the potential attainment of vesting provisions contained in the equity instruments) offset by an increase in depreciation expense of approximately $315,000. Other increases and decreases in general and administrative expenses offset. Aggregate research and development expenses decreased in 2010 as we became operational in late 2009 and have begun to streamline our research activities to new applications. Subsidy payments received are based on expenditures for compensation, capital investments and other disbursements. Our overall expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During 2009 and 2010 we received $8,222,000 from the sale of convertible promissory notes. During June and July 2010, we received net proceeds of approximately $6,114,000 (4,999,000 Euros) from the sale of a 15.93% interest (representing newly issued shares) in our previously wholly owned subsidiary, PPT Holding B.V. During February 2009 we received $1,929,600 from the sale of a non controlling interest in a Dutch subsidiary. On October 30, 2009, Plastinum Polymer Technologies BV signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). We have drawn down 2,000,000 Euros against the facility. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Nine months ended September 30, 2010 Compared to the Nine months ended September 30, 2009

Sales and cost of sales

We began commercial production and sales of our products during the second quarter of 2009. Sales for the nine months ended September 30, 2010 and 2009 totaled $550,608 and $270,975, respectively. Cost of sales includes labor, raw materials, additives and energy cost. During the nine month periods ended September 30, 2010 and 2009 we generated gross losses on sales of $947,506 and $765,224, respectively. The gross losses from current sales resulted from the transition from a pilot and testing facility to actual production plant. This is mainly due to lack of scale and start-up problems with raw material delivery and pre-treatment. This also induced us to use alternative but more expensive raw materials.

Expenses and operating losses

Operating losses decreased from $4,960,996 in 2009 to $4,133,309 in 2010. The decrease of $827,687 was the result of a decrease of $288,397 in general and administrative expenses, from $4,057,749 in 2009 to $3,769,352 in 2010, and a decrease in research and development expenses of $656,189, from $1,144,210 in 2009 to $488,021 in 2010, partially offset by an increase in gross loss on sales of $182,282 as described above, and a decrease in earned subsidies of $116,899, from $240,963 in 2009 to $124,064 in 2010. The primary components of our general and administrative expenses for each of the periods are compensation expense, consulting and professional fees, rent and travel expenses. The decrease in general and administrative expenses from 2009 to 2010 results primarily from a reversal of previously recorded stock based compensation expense of $1,521,000 during the third quarter of 2010 (based on revisions of the potential attainment of vesting provisions contained in the equity instruments), resulting in a decrease in stock based compensation of approximately $2,074,000, partially offset by increases in compensation expense of approximately $848,000, professional fees of approximately $114,000, rent of approximately $282,000 and depreciation of approximately $352,000. Aggregate research and development expenses decreased in 2010 as we became operational in late 2009 and have begun to streamline our research activities to new applications. Subsidy payments received are based on expenditures for compensation, capital investments and other disbursements. Our overall expenses have increased as we have raised capital, continued the development of the Plastinum technology and position ourselves to become a revenue generating company.

During 2008 and 2007 we received approximately $3,869,000 and $3,566,000, respectively, in proceeds from the sale of preferred stock and from the exercise of warrants. During 2009 and 2010 we received $8,222,000 from the sale of convertible promissory notes. During June and July 2010, we received net proceeds of approximately $6,114,000 (4,999,000 Euros) from the sale of a 15.93% interest (representing newly issued shares) in our previously wholly owned subsidiary, PPT Holding B.V. During February 2009 we received $1,929,600 from the sale of a non controlling interest in a Dutch subsidiary. On October 30, 2009, Plastinum Polymer Technologies Corp. BV signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). We have drawn down 2,000,000 Euros against the facility. The additional working capital has enabled us to expand our operations, partially implement our business plan, improve our products for market and proceed to develop additional products and processes. This has resulted in the increases in expenses enumerated above. Specifically, in the research area, we have been able to increase our research and development personnel, engage research consultants and operate our pilot plant, changing over to a commercial plant. In the administrative area, we have increased personnel to build a corporate infrastructure and have incurred increased travel and marketing expenses as we have raised capital and promoted our planned future products. We have also increased our administrative equity based compensation during the period.

Liquidity and Capital Resources

On July 22, 2010, we entered into a Reorganization Agreement and anticipated seeking stockholder approval for a reorganization of the Company pursuant to which, among other things, the Company’s securities would no longer be traded in the United States, but instead the Company’s business operations, which are owned by Plastinum Polymer Technologies BV, a Netherlands company (“Plastinum BV”), which is in turn controlled by PPT Holding, B.V., our Dutch subsidiary (“PPT”), would be publicly traded under PPT on a European securities market (the “Reorganization”).

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock was entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010. As we previously disclosed in our Quarterly Report for the quarter ended June 30, 2010, on June 18, 2010 we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010. That redemption demand would have required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make that redemption payment. Further, subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock. That redemption demand would have required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.  The Company was unable to timely make such redemptions due to a lack of cash on hand.  However, as stated below, on January 13, 2011, the holders of in excess of 96% of the outstanding shares of Series B-1 Preferred Stock converted all of the shares of Series B-1 Stock they owned into newly issued Series C Preferred Stock.  As a result, only the 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) held by the holder that made the second redemption demand remain outstanding.  That redemption demand remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Further, the Company was not able to make (i) required dividend payments due on the Series B-1 Preferred Stock and (ii) certain required principal and interest payments on an aggregate of $8,522,000 of its outstanding Convertible Promissory Notes (“Convertible Notes”).

By the end of October 2010, we did not have sufficient cash on hand with which to pay our employees and our various suppliers, including the employees and suppliers of our subsidiaries.  As a result, Plastinum BV was forced to discontinue its business operations beginning early November 2010.

On December 16, 2010, some of Plastinum BV’s employees petitioned the District Court in Amsterdam, The Netherlands, that Plastinum BV be declared bankrupt.  The District Court set a judgment date of January 4, 2011.

On January 3, 2011, Plastinum BV requested a Moratorium  from the District Court.  On January 4, 2011, after providing the court with information indicating that additional capital was to be provided to Plastinum BV, the District Court granted the Moratorium.

On January 5, 2011, following prolonged negotiations, we entered into an Investment Agreement among the Company, Richard von Tscharner,  PPT, Jacques Mot, the Company’s Chief Executive Officer, Robert van der Hoeven, and certain other parties (the “Investment Agreement”), which closed on January 13, 2011.

Pursuant to the terms of the Investment Agreement, Mr. von Tscharner invested 2,500,000 Euros in PPT in return for which he received additional equity in PPT amounting to approximately 51% of the overall equity in PPT, permitting PPT to resume operations.

Further, pursuant to the terms of the Investment Agreement and as a condition to closing thereunder, on January 13, 2011 (i) holders of in excess of 96% of the Company’s outstanding shares of Series B-1 Stock converted all of the shares of Series B-1 Stock they owned (an aggregate of 59,650 shares) plus an aggregate of $237,946.30 in accrued but unpaid dividends thereon, for a total aggregate value of $6,202,946.30, into 2,481,178.52 newly issued shares of the Company’s Series C Preferred Stock (“Series C Shares”) at a conversion price of $2.50 per Series C Share and (ii) holders of all of the Company’s outstanding Convertible Notes, in an aggregate principal amount of $8,722,000, converted all such Convertible Notes plus all accrued but unpaid interest thereon in the amount of $1,730,967.40, for a total aggregate value of $10,452,967.40, into an aggregate of 4,181,186.96 Series C Shares at a conversion price of $2.50 per Series C Share.  A holder of 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) did not convert such shares, which currently remain outstanding.  The redemption demand with respect to those 2,000 shares remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Each Series C Share will be automatically converted into shares of the Company’s Common Stock at $.025 per share, or 100 shares of Common Stock per Series C Share, at such time as there are a sufficient number of authorized shares of Common Stock available to permit the conversion of all Series C Shares.  The Series C Shares have the same voting, dividend and distribution rights as the number of shares of Common Stock into which they would be convertible at the time there are a sufficient number authorized shares of Common Stock to permit the conversion.  The Series C Shares have no other dividend rights and do not carry any redemption or similar rights.

As a further condition to the Closing under the Investment Agreement, PPT agreed to hire Mr. van der Hoeven (or an affiliate of his) as Chief Executive Officer of PPT and in connection therewith agreed to issue 15% of the equity in PPT to him or an affiliate of his.

In total, pursuant to the terms of the Investment Agreement and in connection with the conversions of Series B-1 Stock and Convertible Notes and issuances of equity in PPT, on January 13, 2011, (i) the Company issued an aggregate of 6,662,365.48 Series C Shares which are convertible into 666,236,548 shares of Common Stock, or in excess of 86% of the number of shares of the Company’s Common Stock outstanding after such issuances, and (ii) the Company’s ownership interest in PPT has been reduced to 28.4% from 84.1%.  As a result of these transaction, the Company now owns only a 28% interest in PPT, the Dutch subsidiary which controls the Company’s business operations through Plastinum BV.  PPT at one point was wholly owned by the Company and was approximately 85% owned by the Company prior to these transactions.

As a further condition to the closing of the Investment Agreement, the Company agreed to modify the terms of the Reorganization and amend the Reorganization Agreement.  Accordingly, the Company intends to proceed, subject to receipt of stockholder approval, with a modified version of the Reorganization, such that (i) the Company will transfer all of its assets (other than its shares in PPT) and liabilities to PPT, (ii) the Company will distribute the shares in PPT which it owns to the holders of the Company’s outstanding shares of Common Stock and Preferred Stock in proportion to their fully-diluted ownership in the Company, and (iii) the shares of Common Stock of the Company will be deregistered under the federal securities laws.  The shares of PPT that the Company’s stockholders will receive in the modified Reorganization will not initially be publicly traded on any securities market and there is currently no intent to register such shares for any such trading.

Plastinum BV restarted production at its factory in Emmen, The Netherlands, during February 2011, after having paid all outstanding employee salaries on January 22, 2011 and after having paid various suppliers.

As of September 30, 2010 we had a working capital deficit of $18,630,829. For the nine months ended September 30, 2010, net cash used by operating activities was $6,306,490, resulting primarily from a loss of $7,916,613 and an increase in accounts receivable of $233,295, partially offset by a decrease in value added tax refunds receivable of $307,877, an increase in unearned subsidies of $461,438 and net non-cash charges of $1,063,610.

During 2010 we expended $3,273,960 for the acquisition of equipment, with $2,631,271 expended during the 2009 period.

On June 4, 2010, we entered into a Participation Agreement (the “PPT Participation Agreement”) with an investor, pursuant to which we sold and issued to the investor a 15% equity stake in our Dutch subsidiary, PPT Holding B.V. (“PPT”).  In connection with such sale, a “put” right was granted whereby the investor has the right to exchange the equity stake he received in PPT under the PPT Participation Agreement for such number of shares of our Common Stock equivalent to 15% of the our Common Stock, on a fully-diluted basis, in the event that the Reorganization (described under “Management’s Plan of Operation – Proposed Reorganization”) does not take place.  An additional 0.93% interest in PPT was sold in July to several individual investors for approximately $457,000 (374,000 Euros).  As a result of the June 4, 2010 Participation Agreement, during June and July 2010, we received net proceeds of approximately $6,114,000 (4,999,000 Euros).

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

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock is entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010.  On June 18, 2010, we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010.  That redemption demand required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make the redemption payment.  Subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock.  That redemption demand required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.  On January 13, 2011, these holders converted their shares of Series B-1 Preferred Stock into newly issued shares of Series C Preferred Stock and, therefore, the redemption requirements no longer exist.  See “Recent Events and Proposed Reorganization” above.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 and 2010 we received $8,222,000 from the sale of convertible promissory notes and in February 2009 we received $1,929,600 from the sale of preferred shares in a Dutch subsidiary. During August 2010 we received $562,500 from the sale of 2,500,000 shares of our common stock. On June 4, 2010, we entered into a Participation Agreement (the “Participation Agreement”) with an investor, pursuant to which we sold and issued to the investor a 15% equity stake in our Dutch subsidiary, PPT Holding B.V. (“PPT”).  In connection with such sale, a “put” right was granted whereby the investor has the right to exchange the equity stake he received in PPT under the Participation Agreement for such number of shares of our Common Stock equivalent to 15% of our Common Stock, on a fully-diluted basis, in the event that the Reorganization (described above) does not take place. As a result of the June 4, 2010 Participation Agreement, during June 2010, we received net proceeds of approximately $5,657,000 (4,625,000 Euros). An additional 0.93% interest in PPT was sold in July 2010 to several individual investors for proceeds of approximately $457,000 (374,000 Euros). On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). During 2009 we signed our first contracts for commercial delivery of products and began production and sales of products to customers in the Netherlands. We will need to generate additional funds, through increased revenue, additional debt or equity financing, or a combination of revenue, equity or debt, in order to execute our business plan, namely, expansion through the set-up of two additional recycling plants, of which one will be in the E.U. and one will be in the U.S., as well as further expanding our current plant in Emmen, The Netherlands.  We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure additional ongoing revenue relationships for our products.

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

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock is entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010.  On June 18, 2010, we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010.  That redemption demand required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make the redemption payment.  Subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock.  That redemption demand required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.  On January 13, 2011, these holders converted their shares of Series B-1 Preferred Stock into newly issued shares of Series C Preferred Stock and, therefore, the redemption requirements no longer exist.  See “Recent Events and Proposed Reorganization” above.

The continuation of the Company as a going concern is dependent on our ability to develop revenues and finance our business plan, including among other possibilities, by obtaining financing from outside sources and/or entering into strategic partnerships. From November 2007 through July 2008, we sold $6,165,000 of securities through a private placement of securities. During 2009 and 2010 we received $8,222,000 from the sale of convertible promissory notes and in February 2009 we received $1,929,600 from the sale of preferred shares in a Dutch subsidiary. During August 2010 we received $562,500 from the sale of 2,500,000 shares of our common stock. On June 4, 2010, we entered into a Participation Agreement (the “Participation Agreement”) with an investor, pursuant to which we sold and issued to the investor a 15% equity stake in our Dutch subsidiary, PPT Holding B.V. (“PPT”).  In connection with such sale, a “put” right was granted whereby the investor has the right to exchange the equity stake he received in PPT under the Participation Agreement for such number of shares of our Common Stock equivalent to 15% of our Common Stock, on a fully-diluted basis, in the event that the Reorganization (described above) does not take place. As a result of the June 4, 2010 Participation Agreement, during June 2010, we received net proceeds of approximately $5,657,000 (4,625,000 Euros). An additional 0.93% interest in PPT was sold in July 2010 to several individual investors for proceeds of approximately $457,000 (374,000 Euros). On October 30, 2009, Plastinum Polymer Technologies Corp. BV, an indirect, majority-owned subsidiary of the Company, signed a bank loan agreement with ABN-AMRO Bank for approximately $3,320,000 (2,250,000 Euros). During 2009 we signed our first contracts for commercial delivery of products and began production and sales of products to customers in the Netherlands. We will need to generate additional funds, through increased revenue, additional debt or equity financing, or a combination of revenue, equity or debt, in order to execute our business plan, namely, expansion through the set-up of two additional recycling plants, of which one will be in the E.U. and one will be in the U.S., as well as further expanding our current plant in Emmen, The Netherlands.  We are currently in the process of evaluating our financing needs and exploring all available financing options in order to fully implement our business plan, including, among others, strategic partnerships with other business entities and debt financing. Management is also attempting to secure additional ongoing revenue relationships for our products.

Should we be unable to develop additional revenues or obtain additional necessary financing, we may have to curtail our operations, which may have a material adverse effect on our financial position and results of operations and our ability to continue as a going concern.

On July 22, 2010, we entered into a Reorganization Agreement and anticipated seeking stockholder approval for a reorganization of the Company pursuant to which, among other things, the Company’s securities would no longer be traded in the United States, but instead the Company’s business operations, which are owned by Plastinum Polymer Technologies BV, a Netherlands company (“Plastinum BV”), which is in turn controlled by PPT Holding, B.V., our Dutch subsidiary (“PPT”), would be publicly traded under PPT on a European securities market (the “Reorganization”).

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock was entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010. As we previously disclosed in our Quarterly Report for the quarter ended June 30, 2010, on June 18, 2010 we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010. That redemption demand would have required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make that redemption payment. Further, subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock. That redemption demand would have required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.  The Company was unable to timely make such redemptions due to a lack of cash on hand.  However, as stated below, on January 13, 2011, the holders of in excess of 96% of the outstanding shares of Series B-1 Preferred Stock converted all of the shares of Series B-1 Stock they owned into newly issued Series C Preferred Stock.  As a result, only the 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) held by the holder that made the second redemption demand remain outstanding.  That redemption demand remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Further, the Company was not able to make (i) required dividend payments due on the Series B-1 Preferred Stock and (ii) certain required principal and interest payments on an aggregate of $8,522,000 of its outstanding Convertible Promissory Notes (“Convertible Notes”).

By the end of October 2010, we did not have sufficient cash on hand with which to pay our employees and our various suppliers, including the employees and suppliers of our subsidiaries.  As a result, Plastinum BV was forced to discontinue its business operations beginning early November 2010.

On December 16, 2010, some of Plastinum BV’s employees petitioned the District Court in Amsterdam, The Netherlands, that Plastinum BV be declared bankrupt.  The District Court set a judgment date of January 4, 2011.

On January 3, 2011, Plastinum BV requested a Moratorium  from the District Court.  On January 4, 2011, after providing the court with information indicating that additional capital was to be provided to Plastinum BV, the District Court granted the Moratorium.

On January 5, 2011, following prolonged negotiations, we entered into an Investment Agreement among the Company, Richard von Tscharner,  PPT, Jacques Mot, the Company’s Chief Executive Officer, Robert van der Hoeven, and certain other parties (the “Investment Agreement”), which closed on January 13, 2011.

Pursuant to the terms of the Investment Agreement, Mr. von Tscharner invested 2,500,000 Euros in PPT in return for which he received additional equity in PPT amounting to approximately 51% of the overall equity in PPT, permitting PPT to resume operations.

Further, pursuant to the terms of the Investment Agreement and as a condition to closing thereunder, on January 13, 2011 (i) holders of in excess of 96% of the Company’s outstanding shares of Series B-1 Stock converted all of the shares of Series B-1 Stock they owned (an aggregate of 59,650 shares) plus an aggregate of $237,946.30 in accrued but unpaid dividends thereon, for a total aggregate value of $6,202,946.30, into 2,481,178.52 newly issued shares of the Company’s Series C Preferred Stock (“Series C Shares”) at a conversion price of $2.50 per Series C Share and (ii) holders of all of the Company’s outstanding Convertible Notes, in an aggregate principal amount of $8,722,000, converted all such Convertible Notes plus all accrued but unpaid interest thereon in the amount of $1,730,967.40, for a total aggregate value of $10,452,967.40, into an aggregate of 4,181,186.96 Series C Shares at a conversion price of $2.50 per Series C Share.  A holder of 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) did not convert such shares, which currently remain outstanding.  The redemption demand with respect to those 2,000 shares remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Each Series C Share will be automatically converted into shares of the Company’s Common Stock at $.025 per share, or 100 shares of Common Stock per Series C Share, at such time as there are a sufficient number of authorized shares of Common Stock available to permit the conversion of all Series C Shares.  The Series C Shares have the same voting, dividend and distribution rights as the number of shares of Common Stock into which they would be convertible at the time there are a sufficient number authorized shares of Common Stock to permit the conversion.  The Series C Shares have no other dividend rights and do not carry any redemption or similar rights.

As a further condition to the Closing under the Investment Agreement, PPT agreed to hire Mr. van der Hoeven (or an affiliate of his) as Chief Executive Officer of PPT and in connection therewith agreed to issue 15% of the equity in PPT to him or an affiliate of his.

In total, pursuant to the terms of the Investment Agreement and in connection with the conversions of Series B-1 Stock and Convertible Notes and issuances of equity in PPT, on January 13, 2011, (i) the Company issued an aggregate of 6,662,365.48 Series C Shares which are convertible into 666,236,548 shares of Common Stock, or in excess of 86% of the number of shares of the Company’s Common Stock outstanding after such issuances, and (ii) the Company’s ownership interest in PPT has been reduced to 28.4% from 84.1%.  As a result of these transaction, the Company now owns only a 28% interest in PPT, the Dutch subsidiary which controls the Company’s business operations through Plastinum BV.  PPT at one point was wholly owned by the Company and was approximately 85% owned by the Company prior to these transactions.

As a further condition to the closing of the Investment Agreement, the Company agreed to modify the terms of the Reorganization and amend the Reorganization Agreement.  Accordingly, the Company intends to proceed, subject to receipt of stockholder approval, with a modified version of the Reorganization, such that (i) the Company will transfer all of its assets (other than its shares in PPT) and liabilities to PPT, (ii) the Company will distribute the shares in PPT which it owns to the holders of the Company’s outstanding shares of Common Stock and Preferred Stock in proportion to their fully-diluted ownership in the Company, and (iii) the shares of Common Stock of the Company will be deregistered under the federal securities laws.  The shares of PPT that the Company’s stockholders will receive in the modified Reorganization will not initially be publicly traded on any securities market and there is currently no intent to register such shares for any such trading.

While Plastinum BV restarted production at its factory in Emmen, The Netherlands, during February 2011, after having paid all outstanding employee salaries on January 22, 2011 and after having paid various suppliers, the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This item is not applicable.

ITEM 1A.	RISK FACTORS

An investment in shares of our common stock is very speculative and involves a very high degree of risk.  An investment in our company is suitable only for the persons who can afford the loss of their entire investment.  Accordingly, in addition to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010, as well as other information set forth therein, in making an investment decision with respect to our securities, investors should carefully consider the following risk factors.

We Recently Experienced Severe Financial Difficulties, Significantly Reduced our Ownership Interest in our Operations and Agreed, Subject to Receipt of Stockholder Approval, to a Reorganization.

On July 22, 2010, we entered into a Reorganization Agreement and anticipated seeking stockholder approval for a reorganization of the Company pursuant to which, among other things, the Company’s securities would no longer be traded in the United States, but instead the Company’s business operations, which are owned by Plastinum Polymer Technologies BV, a Netherlands company (“Plastinum BV”), which is in turn controlled by PPT Holding, B.V., our Dutch subsidiary (“PPT”), would be publicly traded under PPT on a European securities market (the “Reorganization”).

In accordance with the terms of the Certificate of Designation of our Series B-1 Convertible Preferred Stock ("Series B-1 Preferred Stock"), each holder of shares of Series B-1 Preferred Stock was entitled to demand that we redeem such shares for the original purchase price paid by such holder plus any accrued and unpaid dividends beginning November 1, 2010. As we previously disclosed in our Quarterly Report for the quarter ended June 30, 2010, on June 18, 2010 we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010. That redemption demand would have required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make that redemption payment. Further, subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock. That redemption demand would have required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.  The Company was unable to timely make such redemptions due to a lack of cash on hand.  However, as stated below, on January 13, 2011, the holders of in excess of 96% of the outstanding shares of Series B-1 Preferred Stock converted all of the shares of Series B-1 Stock they owned into newly issued Series C Preferred Stock.  As a result, only the 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) held by the holder that made the second redemption demand remain outstanding.  That redemption demand remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Further, the Company was not able to make (i) required dividend payments due on the Series B-1 Preferred Stock and (ii) certain required principal and interest payments on an aggregate of $8,522,000 of its outstanding Convertible Promissory Notes (“Convertible Notes”).

By the end of October 2010, we did not have sufficient cash on hand with which to pay our employees and our various suppliers, including the employees and suppliers of our subsidiaries.  As a result, Plastinum BV was forced to discontinue its business operations beginning early November 2010.

On December 16, 2010, some of Plastinum BV’s employees petitioned the District Court in Amsterdam, The Netherlands, that Plastinum BV be declared bankrupt.  The District Court set a judgment date of January 4, 2011.

On January 3, 2011, Plastinum BV requested a Moratorium  from the District Court.  On January 4, 2011, after providing the court with information indicating that additional capital was to be provided to Plastinum BV, the District Court granted the Moratorium.

On January 5, 2011, following prolonged negotiations, we entered into an Investment Agreement among the Company, Richard von Tscharner,  PPT, Jacques Mot, the Company’s Chief Executive Officer, Robert van der Hoeven, and certain other parties (the “Investment Agreement”), which closed on January 13, 2011.

Pursuant to the terms of the Investment Agreement, Mr. von Tscharner invested 2,500,000 Euros in PPT in return for which he received additional equity in PPT amounting to approximately 51% of the overall equity in PPT, permitting PPT to resume operations.

Further, pursuant to the terms of the Investment Agreement and as a condition to closing thereunder, on January 13, 2011 (i) holders of in excess of 96% of the Company’s outstanding shares of Series B-1 Stock converted all of the shares of Series B-1 Stock they owned (an aggregate of 59,650 shares) plus an aggregate of $237,946.30 in accrued but unpaid dividends thereon, for a total aggregate value of $6,202,946.30, into 2,481,178.52 newly issued shares of the Company’s Series C Preferred Stock (“Series C Shares”) at a conversion price of $2.50 per Series C Share and (ii) holders of all of the Company’s outstanding Convertible Notes, in an aggregate principal amount of $8,722,000, converted all such Convertible Notes plus all accrued but unpaid interest thereon in the amount of $1,730,967.40, for a total aggregate value of $10,452,967.40, into an aggregate of 4,181,186.96 Series C Shares at a conversion price of $2.50 per Series C Share.  A holder of 2,000 shares of Series B-1 Preferred Stock (valued at $200,000 plus accrued but unpaid dividends) did not convert such shares, which currently remain outstanding.  The redemption demand with respect to those 2,000 shares remains outstanding as the Company does not currently have sufficient cash on hand to make that redemption.

Each Series C Share will be automatically converted into shares of the Company’s Common Stock at $.025 per share, or 100 shares of Common Stock per Series C Share, at such time as there are a sufficient number of authorized shares of Common Stock available to permit the conversion of all Series C Shares.  The Series C Shares have the same voting, dividend and distribution rights as the number of shares of Common Stock into which they would be convertible at the time there are a sufficient number authorized shares of Common Stock to permit the conversion.  The Series C Shares have no other dividend rights and do not carry any redemption or similar rights.

As a further condition to the Closing under the Investment Agreement, PPT agreed to hire Mr. van der Hoeven (or an affiliate of his) as Chief Executive Officer of PPT and in connection therewith agreed to issue 15% of the equity in PPT to him or an affiliate of his.

In total, pursuant to the terms of the Investment Agreement and in connection with the conversions of Series B-1 Stock and Convertible Notes and issuances of equity in PPT, on January 13, 2011, (i) the Company issued an aggregate of 6,662,365.48 Series C Shares which are convertible into 666,236,548 shares of Common Stock, or in excess of 86% of the number of shares of the Company’s Common Stock outstanding after such issuances, and (ii) the Company’s ownership interest in PPT has been reduced to 28.4% from 84.1%.  As a result of these transaction, the Company now owns only a 28% interest in PPT, the Dutch subsidiary which controls the Company’s business operations through Plastinum BV.  PPT at one point was wholly owned by the Company and was approximately 85% owned by the Company prior to these transactions.

As a further condition to the closing of the Investment Agreement, the Company agreed to modify the terms of the Reorganization and amend the Reorganization Agreement.  Accordingly, the Company intends to proceed, subject to receipt of stockholder approval, with a modified version of the Reorganization, such that (i) the Company will transfer all of its assets (other than its shares in PPT) and liabilities to PPT, (ii) the Company will distribute the shares in PPT which it owns to the holders of the Company’s outstanding shares of Common Stock and Preferred Stock in proportion to their fully-diluted ownership in the Company, and (iii) the shares of Common Stock of the Company will be deregistered under the federal securities laws.  The shares of PPT that the Company’s stockholders will receive in the modified Reorganization will not initially be publicly traded on any securities market and there is currently no intent to register such shares for any such trading.

Plastinum BV restarted production at its factory in Emmen, The Netherlands, during February 2011, after having paid all outstanding employee salaries on January 22, 2011 and after having paid various suppliers.

The Shares of PPT that the Company’s Stockholders will Receive in the Modified Reorganization, if Approved by the Company’s Stockholders, will not Initially be Publicly Traded on any European Securities Market and There is Currently no Intent to Register Them for any Such Trading.

There is currently no established public trading market for ordinary shares of PPT that the Company’s stockholders will receive in the modified Reorganization and there is currently no intention to seek to register or list any shares in PPT on any securities market.  Therefore, upon completion of the distribution of the PPT shares and the Reorganization, the Company’s stockholders will own illiquid shares in a private non-U.S. company.

Further, we anticipate that once the Reorganization is consummated, including the transfer of our assets (other than the PPT shares) and liabilities to PPT and the distribution of the PPT shares, shares in the Company will be essentially worthless.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2010, in reliance on Section 4(2) under the Securities Act, the Company issued 102,250 shares of Common Stock to Robert C. Scherne in partial consideration for services provided by Mr. Scherne as Interim Chief Financial Officer.

On August 10, 2010, the Company sold 2,500,000 shares of its Common Stock to Mr. Georges Bindschedler for a purchase price of $0.225 per share, or an aggregate of $562,500, in reliance on Regulation S.

On January 5, 2011, we entered into an Investment Agreement among the Company, Richard von Tscharner,  PPT Holding, B.V., our Dutch subsidiary (“PPT”), Jacques Mot, the Company’s Chief Executive Officer, Robert van der Hoeven, and certain other parties (the “Investment Agreement”), which closed on January 13, 2011.  Pursuant to the terms of the Investment Agreement, Mr. von Tscharner invested 2,500,000 Euros in PPT in return for which he received additional equity in PPT amounting to approximately 51% of the overall equity in PPT.

Further, pursuant to the terms of the Investment Agreement and as a condition thereto, (i) holders of in excess of 96% of the Company’s outstanding shares of Series B-1 Stock converted all of the shares of Series B-1 Stock they owned (an aggregate of 59,650 shares) plus an aggregate of $237,946.30 in accrued but unpaid dividends thereon, for a total aggregate value of $6,202,946.30, into 2,481,178.52 newly issued shares of the Company’s Series C Preferred Stock (“Series C Shares”) at a conversion price of $2.50 per Series C Share and (ii) holders of all of the Company’s outstanding Convertible Notes, in an aggregate principal amount of $8,722,000, converted all such Convertible Notes plus all accrued but unpaid interest thereon in the amount of $1,730,967.40, for a total aggregate value of $10,452,967.40, into an aggregate of 4,181,186.96 Series C Shares at a conversion price of $2.50 per Series C Share.

Each Series C Share will be automatically converted into shares of the Company’s Common Stock at $.025 per share, or 100 shares of Common Stock per Series C Share, at such time as there are a sufficient number of authorized shares of Common Stock available to permit the conversion of all Series C Shares.  The Series C Shares have the same voting, dividend and distribution rights as the number of shares of Common Stock into which they would be convertible at the time there are a sufficient number authorized shares of Common Stock to permit the conversion.  The Series C Shares have no other dividend rights and do not carry any redemption or similar rights.  The Series C Shares were issued without registration under the Securities Act of 1933 in reliance on Regulation S thereunder.

In total, pursuant to the terms of the Investment Agreement and in connection with the conversions of Series B-1 Stock and Convertible Notes and issuances of equity in PPT, on January 13, 2011, (i) the Company issued an aggregate of 6,662,365.48 Series C Shares which are convertible into 666,236,548 shares of Common Stock, or in excess of 86% of the number of shares of the Company’s Common Stock outstanding after such issuances, and (ii) the Company’s ownership interest in PPT has been reduced to 28.4% from 84.1%.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On June 18, 2010, we received a demand from a significant holder of shares of our Series B-1 Preferred Stock that those shares be redeemed by us on November 1, 2010, in accordance with their terms.  That redemption demand required us to expend $3,860,000 plus the amount of any accrued and unpaid dividends thereon.  As at September 30, 2010, we did not have sufficient cash on hand to make the redemption payment.  Subsequent to September 30, 2010, we received a redemption demand from another holder of Series B-1 Preferred Stock.  That redemption demand required us to expend $200,000 plus the amount of any accrued and unpaid dividends thereon.

Subsequent to September 30, 2010, the Company was not able to make (i) required dividend payments due on the Series B-1 Preferred Stock and (ii) certain required principal and interest payments on an aggregate of $8,522,000 of its outstanding Convertible Promissory Notes (“Convertible Notes”).

On January 13, 2011, (i) holders of in excess of 96% of the Company’s outstanding shares of Series B-1 Stock converted all of the shares of Series B-1 Stock they owned (an aggregate of 59,650 shares) plus an aggregate of $237,946.30 in accrued but unpaid dividends thereon, for a total aggregate value of $6,202,946.30, into 2,481,178.52 newly issued shares of the Company’s Series C Preferred Stock (“Series C Shares”) at a conversion price of $2.50 per Series C Share and (ii) holders of all of the Company’s outstanding Convertible Notes, in an aggregate principal amount of $8,722,000, converted all such Convertible Notes plus all accrued but unpaid interest thereon in the amount of $1,730,967.40, for a total aggregate value of $10,452,967.40, into an aggregate of 4,181,186.96 Series C Shares at a conversion price of $2.50 per Series C Share.  Each Series C Share will be automatically converted into shares of the Company’s Common Stock at $.025 per share, or 100 shares of Common Stock per Series C Share, at such time as there are a sufficient number of authorized shares of Common Stock available to permit the conversion of all Series C Shares.

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

PLASTINUM POLYMER TECHNOLOGIES CORP. (Registrant)

Date: April 18, 2011	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: April 18, 2011	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Interim Chief Financial Officer